Form 10-Q
period 1996-03-31
INTEGRATED MEASUREMENT SYSTEMS INC /OR/
filed 1996-05-15
CIK 945441

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

- -------------------------------------------------------------------------------
                                    FORM 10-Q

     [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1996

                                       or

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                           Commission File No. 0-26274

- -------------------------------------------------------------------------------

                      INTEGRATED MEASUREMENT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


OREGON                                                    93-0840631
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization                            Identification No.)

9525 S.W. GEMINI DRIVE, BEAVERTON, OR                     97008
(Address of principal executive offices)                  (zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:      (503) 626-7117

- -------------------------------------------------------------------------------

                                    NO CHANGE
                             Former name, and former
                    fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X         No
                                          -------         ----

At April 30, 1996, there were 6,700,542 shares of Integrated Measurement Systems, Inc. common stock, $0.01 par value, outstanding.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

                      INTEGRATED MEASUREMENT SYSTEMS, INC.

                               INDEX TO FORM 10-Q



PART 1    FINANCIAL INFORMATION                                     PAGE NUMBER


  Item 1. Financial Statements

          Statements of Income for the three months ended March 31, 1996 and 1995

          Balance Sheets as of March 31, 1996 and December 31, 1995

          Statements of Cash Flows for the three months ended March 31, 1996 and 1995

          Notes to the Financial Statements


  Item 2. Management's Discussion and Analysis of
            Results of Operations and Financial Condition



PART II   OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.



SIGNATURES

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      INTEGRATED MEASUREMENTS SYSTEMS, INC.
                              STATEMENTS OF INCOME
                   (In thousands, except net income per share)
                                   (Unaudited)


                                                      Three Months Ended
                                                          March 31,
                                                      1996           1995
                                                      ----           ----
Product sales                                       $  9,170       $  7,304
Service and other sales                                2,745          1,780
                                                    --------       --------
     Net sales                                        11,915          9,084
                                                    --------       --------

Cost of product sales                                  3,213          2,949
Cost of service and other sales                        1,195            689
                                                    --------       --------
     Total cost of sales                               4,408          3,638
                                                    --------       --------

     Gross margin                                      7,507          5,446

Operating expenses:
  Research, development and engineering                1,988          1,309
  Selling, general and administrative                  3,448          3,172
                                                    --------       --------
     Total operating expenses                          5,436          4,481
                                                    --------       --------

     Operating income                                  2,071            965

Other income, net                                        101             51
                                                    --------       --------

Income before income taxes                             2,172          1,016
Provision for income taxes                               826            389
                                                    --------       --------
      Net income                                    $  1,346        $   627
                                                    --------       --------
                                                    --------       --------

Net income per share                                $   0.19        $  0.10
                                                    --------       --------
                                                    --------       --------
Weighted average number of common and common
 equivalent shares outstanding                         6,922          6,366
                                                    --------       --------
                                                    --------       --------

SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      INTEGRATED MEASUREMENT SYSTEMS, INC.
                                 BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                As of              As of
                                                                              March 31,         December 31,
                                                                                1996                1995
                                                                                ----                ----
                                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                  $  8,986            $  8,930
  Trade receivables, less allowance for doubtful accounts
    of $340 and $338                                                            9,359               8,117
  Receivable from affiliate, net                                                  870               1,094
  Inventories, net                                                              6,620               5,830
  Deferred income taxes                                                         1,237               1,237
  Prepaid expenses and other current assets                                       734                 735
                                                                            ---------           ---------
     Total current assets                                                      27,806              25,943

Property, plant and equipment, net                                              4,909               5,178
Service spare parts, net                                                        1,835               2,223
Software development costs, net                                                 1,676               1,657
                                                                            ---------           ---------

                                                                            $  36,226           $  35,001
                                                                            ---------           ---------
                                                                            ---------           ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        $  2,427            $  2,660
     Accrued compensation                                                       1,855               1,629
     Accrued warranty                                                             753                 801
     Deferred revenue                                                           1,850               2,291
     Other current liabilities                                                    522                 810
     Current tax liability                                                         65                   -
     Capital lease obligations - current                                          153                 164
                                                                            ---------           ---------
     Total current liabilities                                                  7,625               8,355

Deferred income taxes                                                             108                 108

Capital lease obligations, net of current portion                                  33                  54

Shareholders' equity:
     Preferred stock, $.01 par value, authorized 10,000,000 shares;
       none issued and outstanding                                                  -                   -
     Common stock, $.01 par value, authorized 15,000,000 shares;
       issued and outstanding 6,699,855 and 6,699,803                              67                  67
     Additional paid-in capital                                                21,097              20,467
     Retained earnings                                                          7,296               5,950
                                                                            ---------           ---------
       Total shareholders' equity                                              28,460              26,484
                                                                            ---------           ---------

                                                                            $  36,226           $  35,001
                                                                            ---------           ---------
                                                                            ---------           ---------

SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                      INTEGRATED MEASUREMENT SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                           Three Months Ended
                                                                                March 31,
                                                                            1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                           $ 11,293     $  7,800
  Payments to suppliers                                                    (5,230)      (3,252)
  Payments to employees                                                    (4,389)      (3,243)
  Income taxes paid                                                            (5)          --
  Other taxes paid                                                           (424)        (110)
  Interest received                                                           110           61
  Interest paid                                                               (14)          (9)
                                                                         --------     --------
    Net cash provided by operating activities                               1,341        1,247
                                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                                   (1,036)        (211)
  Additions to service spare parts                                            (23)        (150)
  Software development costs                                                 (170)        (179)
                                                                         --------     --------
    Net cash used in investing activities                                  (1,229)        (540)
                                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital leases                                     (60)         (70)
  Proceeds from employee stock option exercises                                 4           --
                                                                         --------     --------
    Net cash used in financing activities                                     (56)         (70)
                                                                         --------     --------

Net increase in cash and cash equivalents                                      56          637
Beginning cash and cash equivalents balance                                 8,930        4,384
                                                                         --------     --------
Ending cash and cash equivalents balance                                 $  8,986     $  5,021
                                                                         --------     --------
                                                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $  1,346     $    627
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization                                           1,007          579
    Contributed capital                                                        --          177
    Provision for deferred income taxes                                        --            8
    Net change in payable to or receivable from affiliate                     224          720
    Increase in trade receivables                                          (1,242)        (891)
    Increase in inventories                                                  (790)        (665)
    Decrease (increase) in prepaid expenses and other current assets            1         (219)
    Increase in current tax liability                                         691           --
    Increase in accounts payable and accrued liabilities                      545          843
    (Decrease) increase in deferred revenue                                  (441)          68
                                                                         --------     --------
  Net cash provided by operating activities                              $  1,341     $  1,247
                                                                         --------     --------
                                                                         --------     --------

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Purchase of assets through capital lease                               $     29     $    174
                                                                         --------     --------
                                                                         --------     --------
  Tax benefit from stock option transactions                             $    626     $     --
                                                                         --------     --------
                                                                         --------     --------
  Noncash dividend to Cadence                                            $     --     $  1,027
                                                                         --------     --------
                                                                         --------     --------


SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                      INTEGRATED MEASUREMENT SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)

(1)  BASIS OF PRESENTATION

     The interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the management of the Company believes that the disclosures are adequate to make the information presented not misleading. Interim financial statements are by necessity somewhat tentative; judgments are used to estimate interim amounts for items that are normally determinable only on an annual basis. The financial information as of December 31, 1995 is derived from the Company's audited financial statements.

     The interim period information presented herein includes normally recurring adjustments which are, in the opinion of the management of the Company, only necessary for a fair statement of the results of the respective interim periods. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

     Net income per common and common equivalent share is calculated by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the period. Common stock equivalents are calculated using the treasury stock method, and consist of dilutive shares issuable upon the exercise of outstanding common stock options.


(2)  INVENTORIES

     Inventories, consisting principally of computer hardware, electronic sub-assemblies and test equipment, are valued at standard costs which approximate the lower of cost (first-in, first-out) or market. Costs utilized for inventory valuation purposes include material, labor and manufacturing overhead. Inventories consists of the following:

                                                      March 31,  December 31,
                                                        1996         1995
                                                        ----         ----
       Raw Materials . . . . . . . . . . . . . . .     $ 2,553     $ 2,613
       Work-in-progress. . . . . . . . . . . . . .       3,393       2,945
       Finished Goods. . . . . . . . . . . . . . .         674         272
                                                       -------     -------
                                                       $ 6,620     $ 5,830
                                                       -------     -------
                                                       -------     -------

(3)  SERVICE SPARE PARTS

     The Company has reclassified its rotating service spare parts assets from inventory to non-current assets in the accompanying Balance Sheets to more accurately reflect the use of such parts in the Company's service business. These assets are not held for sale, diminish in value in a reasonably predictable manner, and therefore are subject to depreciation. Beginning January 1, 1996, depreciation of the Company's spare parts is being computed on a straight-line basis over the estimated useful lives of the assets, generally eight years, and charged to Cost of Service and Other Sales. Prior to 1996, the Company charged normally recurring adjustments necessary to present inventory at its estimated net realizable value to Cost of Service and Other Sales. In order to effect this change, the Company has recorded a charge to Cost of Service and Other Sales of $327 during the first quarter of 1996, representing the cumulative difference in financial statement carrying value between the depreciated cost under the new accounting method at January 1, 1996 and the net inventory carrying value of the spare parts assets at December 31, 1995. Cost and accumulated depreciation of service spare parts are as follows:


                                                 March 31,  December 31,
                                                   1996         1995
                                                   ----         ----
       Service spare parts, at cost               $ 2,697     $ 2,675
       Less accumulated depreciation                 (862)       (452)
                                                  -------     -------
            Net service spare parts               $ 1,835     $ 2,223
                                                  -------     -------
                                                  -------     -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All numerical references are in thousands, except for percentages and per share data)


RESULTS OF OPERATIONS

NET SALES

Net sales of $11,915 for the three-month period ended March 31, 1996 reflected an increase of $2,831 or 31% from the first quarter of 1995.

The increase in net sales reflects the continued successful introduction of the Company's new ATS FT Test Stations, which contributed 28% of net sales during the first quarter of 1996, and continued strong contribution from the Company's ATS Blazer Test Station products. In addition, sales of Virtual Test software and related services grew to 8% of net sales during the quarter, compared to 5% for the year 1995.

During the first quarter of 1996, the Company secured orders from several new accounts for ATS Blazer and ATS FT Test Stations. Manufacturing, as well as customer acceptance of the ATS FT Test Stations have gone as planned to-date. The Company is targeting the new MTS FT Test Station product for the Data Communications, Computer and Medical industries. First customer shipment of the MTS FT is currently scheduled for the second quarter of 1996. Actual net sales to be realized in future periods from these new products are subject to many risks, as discussed below under "Forward Looking Statements."

The Company also added several new accounts to the Virtual Test software customer base, and completed model development and distribution agreements with LTX and Hewlett-Packard during the first quarter of 1996. Future sales growth for Virtual Test and related services is subject to continued customer acceptance of Virtual Test and other business risks, and cannot be assured.

Product and service sales to the Company's largest customer, Intel, increased to 45% and 2% of net sales, respectively, during the first quarter of 1996, compared to 30% and 2%, respectively, during the year 1995. This increase was due to customer-requested acceleration of product deliveries during the first quarter of 1996. Sales to Tokyo Electron Limited (the Company's largest distributor) during the first quarter of 1996 amounted to 10% of net sales, compared to 6% for the year 1995. Customers individually providing less than 10% of net sales generated the remaining 43% of the Company's net sales for the first quarter of 1996.

GROSS MARGIN

The Company's gross margin of $7,507 in the first quarter of 1996 increased 38% from $5,446 for the same period of 1995. As a percentage of net sales, gross margin increased from 60% for the three months ended March 31, 1995 to 63% for the three months ended March 31, 1996. The three percentage-point increase reflects the benefits of higher revenues from Test Station sales over fixed manufacturing overhead costs, as gross margins for the Company's Test Stations grew to 64% for the first quarter of 1996, compared to 60% for the same period of 1995. The Company's systems service business yielded gross margin of 49% during the first three months of 1996, down from 59% during the first quarter of 1995, as cost efficiencies in the Company's service business were more than offset by the impact of the cumulative depreciation adjustment of the Company's service parts, as discussed in Note 3 to the Financial Statements. Gross margins for the systems service business are expected to return to levels slightly below historical levels in the future, due to the increased expense of the service parts depreciation. Sales of the Company's Virtual Test software and related services yielded gross margins of 84% during the first quarter of 1996, and are expected to provide upward support for the Company's future overall gross margin percentage, if historical sales growth rates continue.

OPERATING EXPENSES

Research, development and engineering expenses increased 52% to $1,988 for the three months ended March 31, 1996 from $1,309 for the first quarter of 1995. Research, development and engineering expenses amounted to 17% of net sales in the three months ended March 31, 1996, compared to 14% in the three months ended March 31, 1995. The increase was principally attributable to increased expenditures for the development of future generation hardware and software products, as well as enhancements to the Company's existing products.

Selling, general and administrative expenses of $3,448 for the first quarter of 1996 increased 9% from $3,172 for the first quarter of 1995. The increase was principally attributable to higher commissions associated with increased net sales. As a percentage of net sales, selling, general and administrative expense decreased from 35% in the three months ended March 31, 1995 to 29% in the three months ended March 31, 1996 as a result of management's conscious efforts to minimize headcount increases in selling and administrative functions as net sales grow. This trend is not expected to continue, and the Company's spending for selling, general and administrative expenses are expected to grow in amount and as a percentage of net sales, reflecting planned headcount increases required to execute the Company's strategies for growing Test Station and Virtual Test sales volume.

OTHER INCOME

Other income, net, increased from $51 in the quarter ended March 31, 1995 to $101 in the three months ended March 31, 1996, reflecting interest income generated on higher cash balances.

INCOME TAXES

The Company's effective tax rate was 38% for each of the three-month periods ended March 31, 1995 and March 31, 1996.

NET INCOME

As a result of the various factors discussed above, net income for the first quarter of 1996 increased 115% to $1,346 or $0.19 per share compared to $627 or $0.10 per share for the corresponding period in 1995.

FUTURE OPERATING RESULTS

Future operating results will depend on many factors, including demand for the Company's products, the introduction of new products by the Company and by its competitors, and industry acceptance of Virtual Test software. There can be no assurance that the Company's net sales will grow or that such growth will be sustained in future periods or that the Company will remain profitable in any future period.


LIQUIDITY AND CAPITAL RESOURCES

The Company generated positive cash flows from operating activities for the three months ended March 31, 1996 of $1,341 compared to $1,247 million for the same period last year. This increase is the net result of higher collections from customers as net sales increase, partially offset by higher payments to suppliers and employees.

The Company's trade receivables have increased by $1,242 since December 31, 1995, reflecting the effect of higher sales volume, and extended payment terms
granted to selected customers.   Inventories have grown by $790 during the first
quarter of 1996, to a level necessary to meet customer demands for the Company's new and existing product lines. The increase in accounts payable since December 31, 1996 is driven by the increase in inventory purchases. The decrease in deferred revenue is due to first quarter, 1996, achievement of milestones necessary for revenue recognition on certain product deliveries initiated in 1995, partially offset by normal seasonal renewals of annual maintenance contracts during the first quarter of 1996.

During the first quarter of 1996, the Company invested $1,036 in property, plant and equipment, as necessary to develop and distribute new and enhanced Test Station and Virtual Test products. Capitalization of software development costs of $170 during the first quarter of 1996 was only slightly higher than related amortization of $151. The Company began building out additional leased facility space to meet the sales-driven demands for manufacturing and engineering capacity during the first quarter of 1996. In addition, the Company is moving forward with the implementation of new information systems for the manufacturing, service and finance functions during 1996.

During the first quarter of 1996, the Company realized reductions in current tax liabilities of $626 resulting from the benefit of tax deductions of employee gains upon exercise of stock options of Cadence Design Systems, Inc. (Cadence), the Company's majority shareholder. The noncash benefit of the stock option deduction is reflected as an increase to Additional Paid-in Capital in the accompanying Balance Sheets. The employee gains are not expenses of the Company for financial reporting purposes, and the exercise of Cadence stock options does not increase the number of shares of the Company's common stock outstanding.

The Company believes that cash on hand and cash generated from operations, as well as cash available from the Company's existing $10.0 million short-term line of credit, will be sufficient to meet the Company's working capital and other cash requirements for at least the next twelve months. Company management is continually evaluating opportunities to develop and introduce new products, and to acquire complementary businesses or technologies. At present, the Company has no significant understandings, commitments or agreements with respect to any such opportunities. Any transactions resulting from such opportunities, if consummated, may require the use of some of the Company's cash or necessitate funding from other sources.


FORWARD LOOKING STATEMENTS

Results of operations for the periods discussed above should not be considered indicative of the results to be expected for any future period, and fluctuations in the operating results may also result in fluctuations in the market price of the Company's common stock.

Like most high technology and high growth companies, the Company faces certain business risks that could have adverse effects on the Company's results of operations. Sales of the Company's products to a limited number of customers is expected to continue to account for a significant percentage of net sales over the foreseeable future. The Company purchases some key components from sole or single source vendors for which alternative sources are not currently available. The Company is dependent on high dollar customer orders, deriving a substantial portion of its net sales from the sale of Test Stations which typically range in price from $0.2 to $1.2 million per unit and may be priced as high as $1.8 million for a single unit. In addition, the Company's future operating results and financial condition are subject to influences driven by rapid technological changes, a highly competitive industry, a lengthy sales cycle, and the cyclical nature of general economic conditions.

The Company has thus far avoided any material adverse impact on its results of operations resulting from such risks, and does not anticipate such an impact in the near term. However, no assurance can be given that such risks will not affect the Company's financial position or results of operations in the future.

Additionally, all statements in this Quarterly Report (Form 10-Q) relative to future sales, gross margins, and expenses shall be considered to be "forward looking statements" as defined by the Private Securities Reform Act of 1995. These forward looking statements are subject to the above business and economic risks the Company faces.

                           PART II   OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits  (exhibit reference numbers refer to Item 601 of Regulation S-
        K)

        10.a.  Employment Contract - Keith Barnes, Chief Executive Officer

        10.b.  Employment Contract - Sar Ramadan, Chief Financial Officer

        18.    Letter regarding change in accounting principle

        27.    Financial Data Schedule

(b) No reports were filed on Form 8-K during the quarter for which this report is filed.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 1996.



                                        INTEGRATED MEASUREMENT SYSTEMS, INC.
                                        (Registrant)


                                        /s/
                                        ------------------------------
                                        Sar Ramadan
                                        Chief Financial Officer