Form 10-Q
period 1996-06-30
INTEGRATED MEASUREMENT SYSTEMS INC /OR/
filed 1996-08-14
CIK 945441

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                                 FORM 10-Q

[  X   ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1996

                                    or

[      ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 0-26274


                   INTEGRATED MEASUREMENT SYSTEMS, INC.
          (Exact name of registrant as specified in its charter)


                  OREGON                               93-0840631
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)


9525 S.W. GEMINI DRIVE, BEAVERTON, OR                  97008
(Address of principal executive offices)             (zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (503) 626-7117


                                NO CHANGE
                             Former name, and former
                    fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes __X____      No ________

At July 31, 1996, there were 6,701,941 shares of Integrated Measurement Systems, Inc. common stock, $0.01 par value, outstanding. (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

                       INTEGRATED MEASUREMENT SYSTEMS, INC.

                              INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION                                         PAGE NUMBER

Item 1. Financial Statements

        Statements of Income for the three months and the six months ended June 30, 1996 and 1995

        Balance Sheets as of June 30, 1996 and December 31, 1995

        Statements of Cash Flows for the six months ended June 30, 1996 and 1995

        Notes to the Financial Statements


Item 2. Management's Discussion and Analysis of
        Results of Operations and Financial Condition


PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.


SIGNATURES

                     PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                INTEGRATED MEASUREMENT SYSTEMS, INC.
                        STATEMENTS OF INCOME

               (In thousands, except net income per share)
                              (Unaudited)

                                            Three Months Ended  Six Months Ended
                                                June 30,           June 30,
                                            ------------------ -----------------
                                                 1996    1995      1996    1995
                                            ----------- ------  -------  -------
Product sales                                   $10,072 $8,078  $19,242  $15,382
Service and other sales                           2,540  1,771    5,285    3,551
                                            ----------- ------  -------  -------
     Net sales                                   12,612  9,849   24,527   18,933
                                            ----------- ------  -------  -------

Cost of product sales                             3,632  3,236    6,845    6,185
Cost of service and other sales                     876    627    2,071    1,316
                                            ----------- ------  -------  -------
     Total cost of sales                          4,508  3,863    8,916    7,501
                                            ----------- ------  -------  -------
     Gross margin                                 8,104  5,986   15,611   11,432

Operating expenses:
  Research, development and engineering           1,929  1,409    3,917    2,718
  Selling, general and administrative             3,856  3,388    7,304    6,560
                                            ----------- ------  -------  -------
     Total operating expenses                     5,785  4,797   11,221    9,278
                                            ----------- ------  -------  -------

     Operating income                             2,319  1,189    4,390    2,154

Other income (expense), net                         (64)    62       37      113
                                            ----------- ------  -------  -------

Income before income taxes                        2,255  1,251    4,427    2,267
Provision for income taxes                          857    480    1,683      869
                                            ----------- ------  -------  -------
      Net income                                 $1,398   $771   $2,744   $1,398
                                            ----------- ------  -------  -------
                                            ----------- ------  -------  -------

Net income per share                              $0.20  $0.12    $0.38    $0.22
                                            ----------- ------  -------  -------
                                            ----------- ------  -------  -------

Weighted average number of common and common
 equivalent shares outstanding                    7,140  6,366    7,139    6,366
                                            ----------- ------  -------  -------
                                            ----------- ------  -------  -------



SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                     INTEGRATED MEASUREMENT SYSTEMS, INC.
                              BALANCE SHEETS
                    (In thousands, except per share data)

                                                                  As of           As of
                                                                 June 30,      December 31,
                                                                   1996           1995
                                                                -----------   -------------
                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                     $ 8,172        $ 8,930
  Trade receivables, less allowance for doubtful accounts
    of $340 and $338                                             11,864          8,117
  Receivable from affiliate, net                                    788          1,094
  Inventories, net                                                6,726          5,830
  Deferred income taxes                                           1,237          1,237
  Prepaid expenses and other current assets                         934            735
                                                                -----------   -------------
  Total current assets                                           29,721         25,943

Property, plant and equipment, net                                5,988          5,178
Service spare parts, net                                          2,220          2,223
Software development costs, net                                   1,601          1,573
Other assets, net                                                   232             84
                                                                -----------   -------------
                                                                $39,762        $35,001
                                                                -----------   -------------
                                                                -----------   -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                               $ 3,466        $ 2,660
 Accrued compensation                                             1,851          1,629
 Accrued warranty                                                   732            801
 Deferred revenue                                                 1,918          2,291
 Other current liabilities                                          681            810
 Capital lease obligations - current                                281            164
                                                                -----------   -------------
  Total current liabilities                                       8,929          8,355

Deferred income taxes                                               108            108

Capital lease obligations, net of current portion                   108             54

Shareholders' equity:
 Preferred stock, $.01 par value, authorized 10,000,000 shares;
  none issued and outstanding                                         -              -
 Common stock, $.01 par value, authorized 15,000,000 shares;
  issued and outstanding 6,701,941 and 6,699,803                     67             67
 Additional paid-in capital                                      21,856         20,467
 Retained earnings                                                8,694          5,950
                                                                -----------   -------------
  Total shareholders' equity                                     30,617         26,484
                                                                -----------   -------------
                                                                $39,762        $35,001
                                                                -----------   -------------
                                                                -----------   -------------

SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                       INTEGRATED MEASUREMENT SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                        ------------------
                                                          1996      1995
                                                        --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                            $21,430   $18,403
 Payments to suppliers                                    (9,696)   (9,363)
 Payments to employees                                    (8,583)   (6,512)
 Income taxes paid                                          (279)       --
 Other taxes paid                                           (666)     (299)
 Interest received                                           217       142
 Interest paid                                               (14)      (16)
                                                        --------   -------
  Net cash provided by operating activities                2,409     2,355
                                                        --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment and software                      (2,195)     (586)
 Additions to service spare parts                           (491)     (300)
 Software development costs                                 (377)     (401)
                                                        --------   -------
  Net cash used in investing activities                   (3,063)   (1,287)
                                                        --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments under capital leases                    (126)     (118)
 Proceeds from employee stock option exercises                22        --
                                                        --------   -------
  Net cash used in financing activities                     (104)     (118)
                                                        --------   -------

Net increase (decrease) in cash and cash equivalents        (758)      950
Beginning cash and cash equivalents balance                8,930     4,384
                                                        --------   -------
Ending cash and cash equivalents balance                 $ 8,172    $5,334
                                                        --------   -------
                                                        --------   -------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $ 2,744    $1,398
 Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation and amortization                            1,728     1,197
  Contributed capital                                         --       177
  Provision for deferred income taxes                         --       488
 Net change in payable to or receivable from affiliate       306       445
 Increase in trade receivables                            (3,747)   (1,367)
 Increase in inventories                                    (896)   (1,184)
 Increase in prepaid expenses and other current assets      (199)     (563)
 Increase in current tax liability                         1,366        --
 Increase in accounts payable and accrued liabilities      1,480     1,479
 (Decrease) increase in deferred revenue                    (373)      285
                                                        --------   -------
 Net cash provided by operating activities               $ 2,409   $2,355
                                                        --------   -------
                                                        --------   -------
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
 Purchase of assets through capital lease                $   298    $  174
                                                        --------   -------
                                                        --------   -------
 Tax benefit from stock option transactions              $ 1,366    $   --
                                                        --------   -------
                                                        --------   -------
 Noncash dividend to Cadence                             $    --    $1,027
                                                        --------   -------
                                                        --------   -------

SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                    INTEGRATED MEASUREMENT SYSTEMS, INC.
                     NOTES TO THE FINANCIAL STATEMENTS
                             (In thousands)
                              (Unaudited)

(1) BASIS OF PRESENTATION

     The interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the management of the Company believes that the disclosures are adequate to make the information presented not misleading. Interim financial statements are by nature tentative to a certain degree; judgments are used to estimate interim amounts for items that are normally determinable only on an annual basis. The financial information as of December 31, 1995 is derived from the Company's audited financial statements.

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


(2)  INVENTORIES

     Inventories, consisting principally of computer hardware, electronic sub-assemblies and test equipment, are valued at standard costs which approximate the lower of cost (first-in, first-out) or market. Costs utilized for inventory valuation purposes include material, labor and manufacturing overhead. Inventories consists of the following:

                                    June 30,  December 31,
                                      1996       1995
                                    ------    -----------
       Raw Materials. . . . . . .   $3,479        $2,613
       Work-in-progress . . . . .    2,664         2,945
       Finished Goods   . . . . .      583           272
                                    ------    -----------
                                    $6,726        $5,830
                                    ------    -----------
                                    ------    -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

NET SALES.   Net sales of $12.6 million for the three months ended June 30,
1996 increased 28% from $9.8 million recorded during the three months ended June 30, 1995. The increase in net sales included an increase of 25% in product sales from $8.1 million in the second quarter of 1995 to $10.1 million for second quarter of 1996. Service and other sales increased 43% from $1.8 million during the three months ended June 30, 1995 to $2.5 million for the three months ended June 30, 1996. The increase in product sales reflects the introduction of the Company's ATS FT Test Stations, which contributed 46% of net sales for the second quarter of 1996, and continued sales of the Company's ATS Blazer and XL Test Station products. In addition, the Company shipped its first MTS FT Test Station during the second quarter of 1996. The increase in service and other sales resulted primarily from revenues generated by refurbishment services and Virtual Test Software related services. During the second quarter of 1996, sales of Virtual Test Software and related services amounted to 8% of net sales, compared to 5% of net sales during the second quarter of 1995.

Sales to the Company's largest customer, Intel, amounted to 41% of net sales during the second quarter of 1996. Sales to Tokyo Electron Limited (the Company's largest distributor) during the second quarter of 1996 amounted to 12% of net sales. Customers individually providing less than 10% of net sales generated the remaining 47% of the Company's net sales for the second quarter of 1996.

COST OF SALES.   Total cost of sales increased 17% from $3.9 million in the second quarter of 1995 to $4.5 million for the second quarter of 1996. Product cost of sales increased 12% from $3.2 million for the three months ended June 30, 1995 to $3.6 million for the three months ended June 30, 1996, primarily due to higher sales volume, partially offset by benefits from lower costs of materials and manufacturing efficiencies. Service and other cost of sales increased 40% from $627,000 in the second quarter of 1995 to $876,000 in the second quarter of 1996, reflecting costs associated with refurbishment services and increased labor costs associated with expanding Virtual Test Software related services.

GROSS MARGIN.   The Company's gross margin increased 35% from $6.0 million in the three months ended June 30, 1995 to $8.1 million in the three months ended June 30, 1996. As a percent of net sales, gross margin increased from 60.8% for the second quarter of 1995 to 64.3% for the second quarter of 1996. Product gross margin, as a percent of related sales, increased from 59.9% for the three months ended June 30, 1995 to 63.9% for the three months ended June 30, 1996. The increase in product gross margin resulted primarily from sales of higher margin ATS FT Test Stations during the second quarter of 1996. Service and other gross margin, as a percent of related sales, increased to 65.5% during the second quarter of 1996, compared to 64.6% during the second quarter of 1995, due primarily to higher gross margin on sales of Virtual Test Software related services.

RESEARCH, DEVELOPMENT AND ENGINEERING.   Expenses associated with research,
development and engineering increased 37% from $1.4 million in the three months ended June 30, 1995 to $1.9 million for the three months ended June 30, 1996. As a percentage of net sales, research, development and engineering expenses increased from 14.3% in the second quarter of 1995 to 15.3% in the second quarter of 1996. The increase was principally attributable to increased expenditures related to enhancements of the Company's existing products and development of future generation hardware and software products.

SELLING, GENERAL AND ADMINISTRATIVE.   Selling, general and administrative
expenses increased 14% from $3.4 million for the quarter ended June 30, 1995 to $3.9 million for the quarter ended June 30, 1996. The increase was principally attributable to higher commissions associated with increased net sales and increased investment in the Company's selling and administrative functions. As a percentage of net sales, selling, general and administrative expenses have decreased from 34.4% of net sales in the three months ended June 30, 1995 to 30.6% of net sales in three months ended June 30, 1996. as a result of control over increases in expenses as net sales increased.

OTHER INCOME (EXPENSE), NET.   Other expense, net amounted to $64,000 for the
three months ended June 30, 1996, while other income, net of $62,000 was realized for the three months ended June 30, 1995. The change from the second quarter of 1995 to the second quarter of 1996 was due principally to the non-recurring write-off of expenses associated with the withdrawal of the Company's proposed public stock offering during the second quarter of 1996, partially offset by higher interest income generated on higher average cash and cash equivalent balances.

INCOME TAXES.   The Company's effective rate for Federal and state income taxes was 38.4% and 38.0% for the three months ended June 30, 1995 and 1996, respectively.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

NET SALES.   Net sales of $24.5 million for the six months ended June 30, 1996 increased 30% from $18.9 million recorded during the six months ended June 30, 1995. The increase in net sales included an increase of 25% in product sales from $15.4 million in the first half of 1995 to $19.2 million for first half of 1996. Service and other sales increased 49% from $3.6 million during the six months ended June 30, 1995 to $5.3 million for the six months ended June 30, 1996. The increase in product sales was partially driven by the introduction of the Company's ATS FT Test Stations, which contributed 37% of net sales for the first half of 1996, and continued contribution by the Company's ATS Blazer and XL Test Station products. The increase in service and other sales resulted primarily from revenues generated by refurbishment services and Virtual Test Software related services. During the first half of 1996, sales of Virtual Test Software and related services amounted to 8% of net sales, compared to 4% of net sales during the first half of 1995.

Sales to the Company's largest customer, Intel, amounted to 45% of net sales during the first half of 1996. Sales to Tokyo Electron Limited (the Company's largest distributor) during the first half of 1996 amounted to 11% of net sales. Customers individually providing less than 10% of net sales generated the remaining 44% of the Company's net sales for the first half of 1996.

COST OF SALES.   Total cost of sales increased 19% from $7.5 million in the first half of 1995 to $8.9 million for the first half of 1996. Product cost of sales increased 11% from $6.2 million for the six months ended June 30, 1995 to $6.8 million for the six months ended June 30, 1996, primarily due to higher sales volume, partially offset by benefits from lower costs of materials and manufacturing efficiencies. Service and other cost of sales increased 57% from $1.3 million in the first half of 1995 to $2.1 million in the first half of 1996, driven by higher costs associated with refurbishment services and increased labor costs associated with expanding Virtual Test Software related services.

GROSS MARGIN.   The Company's gross margin increased 37% from $11.4 million in the six months ended June 30, 1995 to $15.6 million in the six months ended June 30, 1996. As a percent of net sales, gross margin increased from 60.4% for the first half of 1995 to 63.6% for the first half of 1996. Product gross margin, as a percent of related sales, increased from 59.8% for the six months ended June 30, 1995 to 64.4% for the six months ended June 30, 1996. The increase in product gross margin resulted primarily from sales of higher margin ATS FT Test Stations during the first half of 1996. Service and other gross margin, as a percent of related sales, decreased to 60.8% during the first half of 1996, compared to 62.9% during the first half of 1995, due primarily to the impact of the cumulative depreciation adjustment of the Company's service parts during the first quarter of 1996, partially offset by improved cost efficiencies in the Company's systems service business and higher gross margin associated with increased sales of Virtual Test Software related services.

RESEARCH, DEVELOPMENT AND ENGINEERING.   Research, development and engineering
expenses increased 44% from $2.7 million in the six months ended June 30, 1995 to $3.9 million for the six months ended June 30, 1996. As a percentage of net sales, research, development and engineering expenses increased from 14.4% in the first half of 1995 to 16.0% in the first half of 1996. This increase resulted from increased spending related to enhancements of the Company's existing products and development of future generation hardware and software products.

SELLING, GENERAL AND ADMINISTRATIVE.   Selling, general and administrative
expenses increased 11% from $6.6 million for the six months ended June 30, 1995 to $7.3 million for the six months ended June 30, 1996. The increase was principally attributable to higher commissions driven by increased net sales and increased investment in the Company's selling and administrative infrastructure. As a percentage of net sales, selling, general and administrative expenses have decreased from 34.6% of net sales in the six months ended June 30, 1995 to 29.8% of net sales in six months ended June 30, 1996, as a result of control over increases in expenses as net sales increased.

OTHER INCOME, NET.   Other income, net decreased from $113,000 for the six
months ended June 30, 1995 to $37,000 for the six months ended June 30, 1996. The decrease from the first half of 1995 to the first half of 1996 was due principally to the non-recurring write-off of expenses associated with the Company's withdrawn public stock offering during the second quarter of 1996, partially offset by higher interest income generated on higher average cash and cash equivalent balances.

INCOME TAXES.   The Company's effective rate for Federal and state income taxes was 38.3% and 38.0% for the six months ended June 30, 1995 and 1996, respectively.

FUTURE OPERATING RESULTS

Future operating results will depend on many factors, including demand for the Company's products, introduction of new products by the Company and by its competitors, and industry acceptance of Virtual Test Software and new Test Station products. There can be no assurance that the Company's net sales will grow or that such growth will be sustained in future periods or that the Company will remain profitable in any future period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company's principal sources of liquidity consisted of cash and cash equivalents of $8.2 million, and funds available under an existing bank line of credit of $10.0 million.

OPERATING ACTIVITIES.   The Company's net cash provided by operating activities
was $2.4 million for both of the six-month periods ended June 30, 1995 and 1996. Cash received from customers increased 16% from $18.4 million during the first half of 1995 to $21.4 million during the first half of 1996. Combined payments to suppliers and employees increased 15% from $15.9 million during the first six months of 1995 to $18.3 million for the first six months of 1996. The increases in cash received from customers and payments to suppliers and employees are directly related to the increase in net sales and expenses associated with those sales. The Company's trade receivables have increased by $3.7 million during the first half of 1996 as a direct result of customer-requested timing of shipments late in the second quarter of 1996. Inventories have increased by $896,000 during the first six months of 1996 reflecting the increase in volume of the ATS FT Test Stations introduced late in 1995, and the introduction of the MTS Test Stations during the second quarter of 1996. The effect of the increases in trade receivables and inventories has been partially offset by an increase of $1.5 million in trade payables and accrued liabilities during the first half of 1996, which has been primarily driven by higher costs and expenses associated with the Company's increased sales volume.

INVESTING ACTIVITIES.   During the first six months of 1996, cash flows for
investments in property, plant and equipment necessary to develop, maintain and distribute new and existing Test Station and Virtual Test products amounted to $2.2 million. Capitalization of software development costs of $377,000 during the first half of 1996 was only slightly higher than related amortization of $349,000. The Company occupied additional leased facility space to meet the volume-driven demands for manufacturing and engineering capacity during the second quarter of 1996. In addition, the Company is continuing with the implementation of new information systems for the manufacturing, service and finance functions during the second half of 1996.

FINANCING ACTIVITIES.   During the first six months of 1996, the Company
realized noncash reductions in current tax liabilities of $1.4 million resulting from the benefit of tax deductions of employee gains from the exercise of stock options of Cadence Design Systems, Inc. (Cadence), the Company's majority shareholder. The benefit of the stock option deduction is reflected as an increase to Additional Paid-in Capital in the accompanying Balance Sheets.
Since these options are related to Cadence stock, the employee gains are not expenses of the Company for financial reporting purposes, and the exercise of Cadence stock options does not increase the number of shares of the Company's common stock outstanding. Additonally, the Company used non-cash capital lease financing for equipment acquisitions totaling $298,000 during the first half of 1996.

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

Like most high technology and high growth companies, the Company faces certain business risks that could have adverse effects on the Company's results of operations. Sales of the Company's products to a limited number of customers is expected to continue to account for a significant percentage of net sales over the foreseeable future. The Company purchases some key components from sole or single source vendors for which alternative sources are not currently available. The Company is dependent on high dollar customer orders, deriving a substantial portion of its net sales from the sale of Test Stations which typically range in price from $0.2 to $1.2 million per unit and may be priced as high as $1.8 million for a single unit. Significant delays of such orders, were they to occur, could have an adverse impact on the Company's results of operations. In addition, the Company's future operating results and financial condition are subject to influences driven by rapid technological changes, a highly competitive industry, a lengthy sales cycle, and the cyclical nature of general economic conditions.

The Company has thus far avoided any material adverse impact on its results of operations resulting from such risks. However, no assurance can be given that such risks will not affect the Company's financial position or results of operations in future periods.

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

                      PART II   OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

        27.  Financial Data Schedule

(b)     Reports on Form 8-K:

        One report on Form 8-K was filed on June 24, 1996 and is incorporated herein by reference. The contents of the report are summarized below:

        The registrant reported that it had suspended the public offering to sell 2,525,000 shares of the Company's Common Stock due to weakness in the stock prices for companies in the high technology industry.







                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 1996.


                         INTEGRATED MEASUREMENT SYSTEMS, INC.
                         (Registrant)

                         /s/   Sar Ramadan
                         -----------------------------
                         Sar Ramadan
                         On behalf of the Registrant,
                         and as Principal Financial Officer