Form 10-Q
period 1996-09-30
INTEGRATED MEASUREMENT SYSTEMS INC /OR/
filed 1996-11-13
CIK 945441

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549





--------------------------------------------------------------------------------

                                  FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-26274

--------------------------------------------------------------------------------

                     INTEGRATED MEASUREMENT SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)


OREGON                                                       93-0840631
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

9525 S.W. GEMINI DRIVE, BEAVERTON, OR                        97008
(Address of principal executive offices)                     (zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:          (503) 626-7117

--------------------------------------------------------------------------------



                                   NO CHANGE
                     Former name, former address and former
                   fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X    No
                                         -------   -------
At October 31, 1996, there were 6,720,801 shares of Integrated Measurement Systems, Inc. common stock, $0.01 par value, outstanding.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

                     INTEGRATED MEASUREMENT SYSTEMS, INC.

                              INDEX TO FORM 10-Q



PART I    FINANCIAL INFORMATION                                      PAGE NUMBER
-------------------------------                                      -----------

  Item 1.  Financial Statements

           Statements of Income for the three months and the nine months ended September 30, 1996 and 1995

           Balance Sheets as of September 30, 1996 and
            December 31, 1995

           Statements of Cash Flows for the nine months ended
            September 30, 1996 and 1995

           Notes to the Financial Statements


  Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition



PART II   OTHER INFORMATION
---------------------------
  Item 6.  Exhibits and Reports on Form 8-K.



SIGNATURES
----------

                        PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     INTEGRATED MEASUREMENT SYSTEMS, INC.
                             STATEMENTS OF INCOME
                 (In thousands, except net income per share)
                                  (Unaudited)


                                                                       Three Months Ended             Nine Months Ended
                                                                          September 30,                 September 30,
                                                                        1996         1995             1996         1995
                                                                        ----         ----             ----         ----
Product sales                                                         $10,183      $ 8,642          $29,425      $24,024
Service and other sales                                                 2,554        1,854            7,839        5,405
                                                                      -------      -------          -------      -------
  Net sales                                                            12,737       10,496           37,264       29,429
                                                                      -------      -------          -------      -------

Cost of product sales                                                   3,515        3,197           10,360        9,382
Cost of service and other sales                                           932          729            3,003        2,045
                                                                      -------      -------          -------      -------
  Total cost of sales                                                   4,447        3,926           13,363       11,427
                                                                      -------      -------          -------      -------

  Gross margin                                                          8,290        6,570           23,901       18,002

Operating expenses:
  Research, development and engineering                                 1,750        1,557            5,667        4,275
  Selling, general and administrative                                   4,158        3,621           11,462       10,181
                                                                      -------      -------          -------      -------
  Total operating expenses                                              5,908        5,178           17,129       14,456
                                                                      -------      -------          -------      -------

  Operating income                                                      2,382        1,392            6,772        3,546
                                                                      -------      -------          -------      -------

Other income (expense), net                                                98          135              135          248
                                                                      -------      -------          -------      -------

Income before income taxes                                              2,480        1,527            6,907        3,794
Provision for income taxes                                                843          586            2,526        1,455
                                                                      -------      -------          -------      -------
  Net income                                                          $ 1,637      $   941          $ 4,381      $ 2,339
                                                                      -------      -------          -------      -------
                                                                      -------      -------          -------      -------

Net income per share                                                  $  0.23      $  0.14          $  0.63      $  0.36
                                                                      -------      -------          -------      -------
                                                                      -------      -------          -------      -------

Weighted average number of common and common equivalent
shares outstanding                                                      6,975        6,768            6,972        6,587
                                                                      -------      -------          -------      -------
                                                                      -------      -------          -------      -------



SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                     INTEGRATED MEASUREMENT SYSTEMS, INC.
                                BALANCE SHEETS
                     (In thousands, except per share data)


                                                                           As of                As of
                                                                       September 30,         December 31,
                                                                           1996                 1995
                                                                           ----                 ----
                                                                        (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                              $ 8,532              $ 8,930
  Trade receivables, less allowance for doubtful accounts
    of $339 and $338                                                      11,874                8,117
  Receivable from affiliate, net                                             132                1,094
  Inventories, net                                                         7,830                5,830
  Deferred income taxes                                                    1,976                1,237
  Prepaid expenses and other current assets                                1,232                  735
                                                                         -------              -------
      Total current assets                                                31,576               25,943

Property, plant and equipment, net                                         5,825                5,178
Service spare parts, net                                                   2,464                2,223
Software development costs, net                                            1,603                1,573
Other assets, net                                                            411                   84
                                                                         -------              -------

                                                                         $41,879              $35,001
                                                                         -------              -------
                                                                         -------              -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $ 2,401              $ 2,660
  Accrued compensation                                                     1,886                1,629
  Accrued warranty                                                           741                  801
  Deferred revenue                                                         1,473                2,291
  Accrued income taxes                                                       937                    -
  Other current liabilities                                                  939                  810
  Capital lease obligations - current                                        221                  164
                                                                         -------              -------
    Total current liabilities                                              8,598                8,355

Deferred income taxes                                                        374                  108
Capital lease obligations, net of current portion                             91                   54
Deferred compensation                                                        122                    -

Shareholders' equity:
  Preferred stock, $.01 par value, authorized 10,000,000 shares;
    none issued and outstanding                                                -                    -
  Common stock, $.01 par value, authorized 15,000,000 shares;
    issued and outstanding 6,720,685 and 6,699,803                            67                   67
  Additional paid-in capital                                              22,296               20,467
  Retained earnings                                                       10,331                5,950
                                                                         -------              -------
    Total shareholders' equity                                            32,694               26,484
                                                                         -------              -------

                                                                         $41,879              $35,001
                                                                         -------              -------
                                                                         -------              -------

SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                     INTEGRATED MEASUREMENT SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                  1996         1995
                                                                                  ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                                 $ 34,631      $ 26,774
  Payments to suppliers                                                         (16,728)      (13,603)
  Payments to employees                                                         (12,874)      (10,033)
  Income taxes paid                                                                (315)           --
  Other taxes paid                                                                 (887)         (481)
  Interest received                                                                 318           246
  Interest paid                                                                     (24)          (24)
                                                                               --------      --------
    Net cash provided by operating activities                                     4,121         2,879
                                                                               --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and software                                            (2,922)         (909)
  Purchases of long-term investments                                               (123)           --
  Additions to service spare parts                                                 (870)         (450)
  Software development costs                                                       (629)         (842)
                                                                               --------      --------
    Net cash used in investing activities                                        (4,544)       (2,201)
                                                                               --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital leases                                          (208)         (181)
  Net proceeds from initial public offering                                          --         3,257
  Proceeds from stock issued to employees                                           233            --
                                                                               --------      --------
    Net cash provided by in financing activities                                     25         3,076
                                                                               --------      --------

Net increase (decrease) in cash and cash equivalents                               (398)        3,754
Beginning cash and cash equivalents balance                                       8,930         4,384
                                                                               --------      --------
Ending cash and cash equivalents balance                                       $  8,532      $  8,138
                                                                               --------      --------
                                                                               --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $  4,381      $  2,339
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization                                                 2,600         2,409
    Contributed capital                                                              --           177
    Provision for deferred income taxes                                            (473)         (101)
  Net change in payable to or receivable from affiliate                             962          (526)
  Increase in trade receivables                                                  (3,757)       (3,343)
  Increase in inventories                                                        (2,000)       (2,164)
  Increase in prepaid expenses and other current assets                            (497)         (408)
  Increase in current income tax liability                                        2,533         1,175
  Increase in accounts payable and accrued liabilities                            1,068         2,484
  Increase in deferred compensation                                                 122            --
  (Decrease) increase in deferred revenue                                          (818)          837
                                                                               --------      --------

  Net cash provided by operating activities                                    $  4,121      $  2,879
                                                                               --------      --------
                                                                               --------      --------
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Purchase of assets through capital lease                                     $    302      $    174
                                                                               --------      --------
                                                                               --------      --------
  Tax benefit from stock option transactions                                   $  1,596      $     --
                                                                               --------      --------
                                                                               --------      --------
  Noncash dividend to Cadence                                                  $     --      $  1,027
                                                                               --------      --------
                                                                               --------      --------

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


(2)  INVENTORIES

     Inventories, consisting principally of computer hardware, electronic sub-assemblies and test equipment, are valued at standard costs which approximate the lower of cost (first-in, first-out) or market. Costs utilized for inventory valuation purposes include material, labor and manufacturing overhead. Inventories consists of the following:

                                                  September 30,  December 31,
                                                       1996          1995
                                                       ----          ----
          Raw Materials. . . . . . . . . . . . .     $ 4,210       $ 2,613
          Work-in-progress . . . . . . . . . . .       2,446         2,945
          Finished Goods . . . . . . . . . . . .       1,174           272
                                                     -------       -------
                                                     $ 7,830       $ 5,830
                                                     -------       -------
                                                     -------       -------

(3)  NON-QUALIFIED DEFERRED COMPENSATION PLAN

     On July 1, 1996, the Company implemented an Executive Deferred Compensation Plan (the "Plan") for the purpose of providing its eligible executives with a program for deferring compensation that otherwise would be paid during employment. The Plan is intended to constitute a deferred compensation arrangement for the benefit of a select group of management or highly compensated employees of the Company. Under the terms of the Plan, eligible executives and employees of the Company may make voluntary contributions to the Plan as a percentage of compensation, but not in excess of limitations stated in the plan. The Company has invested these voluntary contributions in a variety of investment funds for the intended use of paying plan benefits when participating executives and employees become eligible to receive such benefits under the terms of the Plan.
     These investments have been included in Other Assets in the accompanying balance sheets. The Company currently does not match executive or employee contributions and does not intend to do so in the near future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NET SALES.   Net sales of $12.7 million for the three months ended September
30, 1996 increased 21% from $10.5 million recorded during the three months ended September 30, 1995. The increase in net sales included an increase of 18% in product sales from $8.6 million in the third quarter of 1995 to $10.2 million for third quarter of 1996. Service and other sales increased 38% from $1.9 million during the three months ended September 30, 1995 to $2.6 million for the three months ended September 30, 1996. The increase in product sales reflects increases in sales of the Company's ATS FT Test Stations, which contributed 25% of net sales for the third quarter of 1996 compared to 17% of net sales for the third quarter of 1995, and a continued significant contribution to net sales by the Company's ATS Blazer Test Stations. The increase in service and other sales resulted primarily from revenues generated by Virtual Test Software related services. During the third quarter of 1996, sales of Virtual Test Software and related services amounted to 8% of net sales, compared to 4% of net sales during the third quarter of 1995.

Sales to Intel Corporation and Advanced Micro Devices, Inc., amounted to 28% and 18% of net sales, respectively, during the third quarter of 1996. Customers individually providing less than 10% of net sales generated the remaining 54% of the Company's net sales for the three months ended September 30, 1996.

COST OF SALES.   Total cost of sales increased 13% from $3.9 million in the third quarter of 1995 to $4.4 million for the third quarter of 1996. Product cost of sales increased 10% from $3.2 million for the three months ended September 30, 1995 to $3.5 million for the three months ended September 30, 1996, primarily due to higher sales volume, partially offset by benefits from lower costs of materials and manufacturing efficiencies. Service and other cost of sales increased 28% from $729,000 in the third quarter of 1995 to $932,000 in the third quarter of 1996, reflecting costs associated with expanding Virtual Test Software related services.

GROSS MARGIN.   The Company's gross margin increased 26% from $6.6 million in the three months ended September 30, 1995 to $8.3 million in the three months ended September 30, 1996. As a percent of net sales, gross margin increased from 62.6% for the third quarter of 1995 to 65.1% for the third quarter of 1996. Product gross margin, as a percent of product sales, increased from 63.0% for the three months ended September 30, 1995 to 65.5% for the three months ended September 30, 1996. The increase in product gross margin resulted primarily from increased sales of higher margin ATS FT Test Stations and Virtual Test Software, combined with lower material costs during the third quarter of 1996. Service and other gross margin, as a percent of service and other sales, increased to 63.5% during the third quarter of 1996, compared to 60.7% during the third quarter of 1995, due primarily to increased sales of higher gross margin Virtual Test Software related services.

RESEARCH, DEVELOPMENT AND ENGINEERING.   Expenses associated with research,
development and engineering increased 12% from $1.6 million in the three months ended September 30, 1995 to $1.8 million for the three months ended
September 30, 1996. As a percentage of net sales, research, development and engineering expenses decreased from 14.8% in the third quarter of 1995 to 13.7% in the third quarter of 1996. This decrease was principally attributable to lower non-recurring engineering costs during the third quarter of 1996, which more than offset increased expenditures related to enhancements of the Company's existing products and development of future generation hardware and software products.

SELLING, GENERAL AND ADMINISTRATIVE.   Selling, general and administrative
expenses increased 15% from $3.6 million for the quarter ended September 30, 1995 to $4.2 million for the quarter ended September 30, 1996. The increase was principally attributable to higher commissions associated with increased net sales and increased investment in the Company's selling and marketing functions. As a percentage of net sales, selling, general and administrative expenses have decreased from 34.5% of net sales in the three months ended September 30, 1995 to 32.6% of net sales in three months ended September 30, 1996, as a result of control over increases in expenses as net sales increased.

OTHER INCOME (EXPENSE), NET.   Other income, net decreased to $98,000 for the
three months ended September 30, 1996, from $135,000 for the three months ended September 30, 1995. The change from the third quarter of 1995 to the third quarter of 1996 was due to changes in the investment mix for the Company's cash and cash equivalent balances.

INCOME TAXES.   The Company's effective rate for Federal and state income taxes was 34.0% and 38.4% for the three months ended June 30, 1996 and 1995, respectively. The decrease in the effective tax rate from 1995 to 1996 reflects the benefits of research and development credits in 1996 which were not present in 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NET SALES.   Net sales of $37.3 million for the nine months ended September 30,
1996 increased 27% from $29.4 million recorded during the nine months ended September 30, 1995. The increase in net sales included an increase of 22% in product sales from $24.0 million in the first nine months of 1995 to $29.4 million for first nine months of 1996. Service and other sales increased 45% from $5.4 million during the nine months ended September 30, 1995 to $7.8 million for the nine months ended September 30, 1996. The increase in product sales was partially driven by the introduction of the Company's ATS FT Test Stations, which contributed 33% of net sales for the first nine months of 1996, and continued contribution by the Company's ATS Blazer Test Station products. The increase in service and other sales resulted primarily from revenues generated by refurbishment services and Virtual Test Software related services. During the first nine months of 1996, sales of Virtual Test Software and related services amounted to 8% of net sales, compared to 4% of net sales during the first nine months of 1995.

Sales to the Company's largest customer, Intel Corporation, amounted to 39% of net sales during the first nine months of 1996. Customers individually providing less than 10% of net sales generated the remaining 61% of the Company's net sales for the first nine months of 1996.

COST OF SALES.   Total cost of sales increased 17% from $11.4 million in the first nine months of 1995 to $13.4 million for the first nine months of 1996. Product cost of sales increased 10% from $9.4 million for the nine months ended September 30, 1995 to $10.4 million for the nine months ended September 30, 1996, primarily due to higher sales volume, partially offset by benefits from lower costs of materials and manufacturing efficiencies. Service and other cost of sales increased 47% from $2.1 million in the first nine months of 1995 to $3.0 million in the first nine months of 1996, due to higher costs associated with refurbishment services, increased labor costs associated with expanding Virtual Test Software related services, and a one-time cumulative depreciation adjustment of the Company's service parts during the first quarter of 1996.

GROSS MARGIN.   The Company's gross margin increased 33% from $18.0 million in the nine months ended September 30, 1995 to $23.9 million in the nine months ended September 30, 1996. As a percent of net sales, gross margin increased from 61.2% for the first nine months of 1995 to 64.1% for the first nine months of 1996. Product gross margin, as a percent of related sales, increased from 60.9% for the nine months ended September 30, 1995 to 64.8% for the nine months ended September 30, 1996. The increase in product gross margin resulted primarily from increased sales of higher margin ATS FT Test Stations and lower material costs during the first nine months of 1996. Service and other gross margin, as a percent of related sales, decreased to 61.7% during the first nine months of 1996, compared to 62.2% during the first nine months of 1995, due primarily to the impact of the cumulative depreciation adjustment of the Company's service parts during the first quarter of 1996, partially offset by improved cost efficiencies in the Company's systems service business and higher gross margin associated with increased sales of Virtual Test Software related services.

RESEARCH, DEVELOPMENT AND ENGINEERING.   Research, development and engineering
expenses increased 33% from $4.3 million in the nine months ended September 30, 1995 to $5.7 million for the nine months ended September 30, 1996. As a percentage of net sales, research, development and engineering expenses increased from 14.5% in the first nine months of 1995 to 15.2% in the first nine months of 1996. This increase resulted from increased spending related to enhancements of the Company's existing products and development of future generation hardware and software products.

SELLING, GENERAL AND ADMINISTRATIVE.   Selling, general and administrative
expenses increased 13% from $10.2 million for the nine months ended
September 30, 1995 to $11.5 million for the nine months ended
September 30, 1996. The increase was principally attributable to higher commissions driven by increased net sales and increased investment in the Company's selling and marketing infrastructure. As a percentage of net sales, selling, general and administrative expenses have decreased from 34.6% of net sales in the nine months ended September 30, 1995 to 30.8% of net sales in nine months ended September 30, 1996, as a result of control over increases in expenses as net sales increased.

OTHER INCOME, NET.   Other income, net decreased from $248,000 for the nine
months ended September 30, 1995 to $135,000 for the nine months ended September 30, 1996. The decrease from the first nine months of 1995 to the first nine months of 1996 was due principally to a non-recurring write-off of expenses associated with the Company's withdrawn secondary public stock offering during the second quarter of 1996 due to unfavorable stock market conditions, partially offset by higher interest income generated on higher average cash and cash equivalent balances.

INCOME TAXES.   The Company's effective rate for Federal and state income taxes was 36.6% and 38.4% for the nine months ended September 30, 1996 and 1995, respectively. The rate decrease reflects the favorable impact of research and development credits.


FUTURE OPERATING RESULTS

Future operating results will depend on many factors, including demand for the Company's products, introduction of new products by the Company and by its competitors, and industry acceptance of Virtual Test Software and new Test Station products. There can be no guarantee that the Company's net sales will continue to grow or that such growth will be sustained in future periods or that the Company will remain profitable in any future period.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company's principal sources of liquidity consisted of cash and cash equivalents of $8.5 million, and funds available under an existing bank line of credit of $10.0 million.

OPERATING ACTIVITIES.   The Company's net cash provided by operating activities
increased to $4.1 million during the first nine months of 1996 from $2.9 million for the nine-month period ended September 30, 1995. Cash received from customers increased 29% from $26.8 million during the first nine months of 1995 to $34.6 million during the first nine months of 1996. Combined payments to suppliers and employees increased 25% from $23.7 million during the first nine months of 1995 to $29.6 million for the first nine months of 1996. The increases in cash received from customers and payments to suppliers and employees are directly related to the increase in net sales and inventories and expenses associated with those sales. The Company's trade receivables have increased by $3.8 million during the first nine months of 1996 as a direct result of timing of shipments late in the third quarter of 1996. Inventories have increased by $2.0 million during the first nine months of 1996 reflecting the increase in volume of the ATS FT Test Stations introduced late in 1995, and the introduction of the MTS Test Stations during the second quarter of 1996. Deferred revenue has decreased during the first nine months of 1996 by $818,000, reflecting the recognition of revenue associated with FOB destination shipments which had been deferred at the end of 1995. The effect of the increases in trade receivables and inventories, and decreases in deferred revenue, has been partially offset by an increase of $1.1 million in trade payables and accrued liabilities during the first half of 1996, which has been primarily driven by higher costs and expenses associated with the Company's increased sales volume.

INVESTING ACTIVITIES.   During the first nine months of 1996, cash flows for
investments in equipment and software necessary to develop, maintain and distribute new and existing Test Station and Virtual Test products amounted to $2.9 million. Capitalization of software development costs of $629,000 during the first nine months of 1996 was only slightly higher than related amortization of $600,000. Additions to the Company's pool of service spare parts amounted to $870,000 during the first three quarters of 1996, driven primarily by the need to stock parts to support the Company's new ATS FT and MTS Test Stations introduced in late 1995 and the first half of 1996. The Company occupied additional leased facility space to meet the volume-driven demands for manufacturing and engineering capacity during the second quarter of 1996. In addition, the Company is continuing with the implementation of new information systems for the manufacturing, service and finance functions during the final quarter of 1996.

FINANCING ACTIVITIES.   During the first nine months of 1996, cash flows
provided by financing activities amounted to $25,000, compared to $3.1 million during the first nine months of 1995. This decrease reflects the proceeds of $3.3 million from the Company's initial public offering of common stock in July 1995, while proceeds from the sale of stock to employees during the first nine months of 1996 have amounted to $233,000. Cash outflows for principal payments on capital leases have increased slightly, from $181,000 for the first three quarters of 1995 to $208,000 during the first three quarters of 1996.

NON-CASH FINANCING ACTIVITIES.   During the first nine months of 1996, the
Company realized noncash reductions in current tax liabilities of $1.6 million resulting from the benefit of tax deductions of employee gains from the exercise of stock options of Cadence Design Systems, Inc. (Cadence), the Company's majority shareholder. The benefit of the stock option deduction is reflected as an increase to Additional Paid-in Capital in the accompanying Balance Sheets. The employee gains are not expenses of the Company for financial reporting purposes, and since these options are related to Cadence stock, the exercise of these stock options does not increase the number of shares of the Company's common stock outstanding. Additionally, the Company used non-cash capital lease financing for equipment acquisitions totaling $302,000 during the first half of 1996.

The Company believes that cash on hand and cash generated from operations, as well as cash available from the Company's existing $10.0 million short-term line of credit, will be sufficient to meet the Company's working capital and other cash requirements for at least the next twelve months. Company management is continually evaluating opportunities to develop and introduce new products, and to acquire complementary businesses or technologies. At present, the Company has no understandings, commitments or agreements with respect to any such opportunities. Any transactions resulting from such opportunities, if consummated, may require the use of some of the Company's cash or necessitate funding from other sources.


FORWARD LOOKING STATEMENTS

Results of operations for the periods discussed above should not be considered indicative of the results to be expected for any future period, and fluctuations in the operating results may also result in fluctuations in the market price of the Company's common stock.

Like most high technology and high growth companies, the Company faces certain business risks that could have adverse effects on the Company's results of operations. Sales of the Company's products to a limited number of customers is expected to continue to account for a significant percentage of net sales over the foreseeable future. The Company purchases some key components from sole or single source vendors for which alternative sources are not currently available. The Company is dependent on high dollar customer orders, deriving a substantial portion of its net sales from the sale of Test Stations which typically range in price from $0.2 to $1.2 million per unit and may be priced as high as $1.8 million for a single unit. Significant delays of such orders, should they occur, could have an adverse impact on the Company's results of operations. In addition, the Company's future operating results and financial condition are subject to influences driven by rapid technological changes, a highly competitive industry, a lengthy sales cycle, and the cyclical nature of general economic conditions.

The Company has thus far avoided any material adverse impact on its results of operations resulting from such risks. However, no assurance can be given that such risks will not affect the Company's financial position or results of operations in future periods.

Additionally, all statements in this Quarterly Report (Form 10-Q) relative to future levels of sales, gross margins, and expenses shall be considered to be "forward looking statements" within the meaning of the Private Securities Reform Act of 1995. These forward looking statements are subject to the above business and economic risks the Company faces.

                           PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

        10. Integrated Measurement Systems, Inc. Executive Deferred Compensation Plan

        27.  Financial Data Schedule


(b)     Reports on Form 8-K:

        One report on Form 8-K was filed on August 14, 1996 and is incorporated herein by reference. The contents of the report are summarized below:

        On July 16, 1996, Integrated Measurement Systems, Inc. and LTX announced an OEM and joint R&D agreement. Under the non-exclusive distribution agreement, IMS will distribute LTX's Synchro Models Toolbox and Device Tool software products. Also, under this agreement, IMS will help develop portions of the Synchro Models Toolbox. IMS and LTX will work together to integrate IMS' Dantes-TM-, and Device Tool and Synchro Models Toolbox products.

        On July 15, 1996, Integrated Measurement Systems, Inc. announced the introduction of their new multimedia mixed-signal, MTS-TM-Test Station for verifying and characterizing high-speed components used in multimedia applications.

        On July 16, 1996, Integrated Measurement Systems, Inc. announced that, for the fourth consecutive year, it has received the VLSI Research Inc. 10 BEST Award for Test and Material Handling Equipment award in customer satisfaction.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 1996.



                    INTEGRATED MEASUREMENT SYSTEMS, INC.
                    (Registrant)

                    /s/   Sar Ramadan
                    ----------------------------------
                    Sar Ramadan
                    On behalf of the Registrant,
                    and as Principal Financial Officer