Form 10-K405
period 1996-12-31
INTEGRATED MEASUREMENT SYSTEMS INC /OR/
filed 1997-03-26
CIK 945441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 0-26274

                      INTEGRATED MEASUREMENT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                  OREGON                                     93-0840631
      (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                     Identification No.)

  9525 SW GEMINI DRIVE, BEAVERTON, OREGON                       97008
 (Address of principal executive offices)                    (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (503) 626-7117

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                 TITLE OF CLASS
                     Common Stock, $.01 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----

The aggregate market value the voting stock held by non-affiliates of the Registrant was $86,699,314 on March 14, 1997, based upon the last price of the Common Stock on that date reported in the NASDAQ National Market System. On March 14, 1997, there were 7,477,330 shares of the Registrant's Common Stock outstanding, including 2,759,000 held by affiliates.

                     DOCUMENTS INCORPORATED BY REFERENCE

           Document                 Part of Form 10-K into which incorporated
           --------                 -----------------------------------------
Portions of  Proxy Statement
    dated April 1, 1997                              Part III

                      INTEGRATED MEASUREMENT SYSTEMS, INC.
                          1996 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                     PART I

Item 1.   Business                                                         3

Item 2.   Properties                                                       7

Item 3.   Legal Proceedings                                                7

Item 4.   Submission of Matters to a Vote of Security Holders              8

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related                 8
          Stockholder Matters

Item 6.   Selected Financial Data                                          9

Item 7.   Management's Discussion and Analysis of Results of              10
          Operations and Financial Condition

Item 8.   Financial Statements and Supplementary Data                     15

Item 9.   Changes in and Disagreements with Accountants on                15
          Accounting and Financial Disclosure

                                    PART III

Item 10.  Directors and Executive Officers of Registrant                  16

Item 11.  Executive Compensation                                          16

Item 12.  Security Ownership of Certain Beneficial Owners and             16
          Management

Item 13.  Certain Relationships and Related Transactions                  16

                                     PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports           16
          on Form 8-K

                                    PART I

ITEM 1.     BUSINESS

                                   GENERAL

Integrated Measurement Systems, Inc. (the Company) was incorporated in Oregon in 1983. The Company operated as an independent entity until it was acquired by Valid Logic, Inc. ("Valid Logic") in 1989. In 1991, the Company became a wholly-owned subsidiary of Cadence Design Systems, Inc. ("Cadence") as a result of the merger of Valid Logic with Cadence. Both Cadence and Valid Logic operated the Company as a separate subsidiary. On July 21, 1995, the Company successfully completed an initial public offering of common stock, with 375,000 new shares sold by the Company, and 2,615,000 shares sold by Cadence. Subsequently, in February 1997, the Company completed a secondary public offering of common stock, in which 700,000 new shares were sold by the Company and 950,000 shares were sold by Cadence. Following the February 1997 offering, Cadence owns approximately 37% of the outstanding common stock of the Company. The Company's common stock is traded on the NASDAQ National Market System under the symbol IMSC.


                             PRODUCTS AND SERVICES

The Company designs, manufactures, markets and services a family of versatile, high performance engineering Test Stations used to test and measure complex electronic devices. In addition, the Company develops, markets and supports a line of Virtual Test Software that permits design and test engineers to automate test program development and to conduct simulated tests of electronic device designs prior to the fabrication of the prototype of the actual device. The Company's products enable its customers to shorten time-to-market, enhance accuracy of design, reduce both the time required to test and the cost of testing the customers' devices and provide reliable and prompt feedback to both design and test engineers. Customers use the Company's products to test complex digital and mixed-signal devices such as microprocessors, application specific integrated circuits and multi-chip modules (MCM's).

IMS TEST STATION PRODUCTS
The Company's Test Stations play a variety of roles in bridging the gap between electronic design automation (EDA) to automated test equipment (ATE). At the beginning of the process, design engineering data, including EDA simulation data, is converted into data compatible with the Company's Test Station, thus bridging the gap between design software and verification. The IMS Test Stations enable data conversion from all popular simulation products including Verilog, VHDL, Quicksim and others.

The IMS Test Stations stimulate the device under test by sending defined signals to it and then measure the actual output and compare it with the expected output. The IMS Test Stations perform these functions at real-time device operating speeds. Using the Company's products, design and test engineers can identify failures, assess areas of concern, run short diagnostic sequences to pinpoint the cause(s) of failure, and identify changes needed to correct design errors or weaknesses. Each IMS Test Station is designed to work with industry standard computers to receive and execute test commands and report the results of test procedures. Each IMS Test Station can also be linked to widely used EDA software tools, including those offered by Cadence, Mentor Graphics, Synopsys and others. The result is a reduction of the overall time required for verification and characterization, more timely feedback to design engineers and hence lower cost of design, reduced time-to-market and increased competitiveness for the companies designing today's increasingly complex integrated circuits.

The Company complies with industry standard fixturing conventions which facilitates compatibility with ATE equipment. Compatible design between the Company's Test Stations and ATE systems enables rapid movement of devices from the engineering test environment to production test.

The Company currently offers four families of IMS Test Stations under the names ATS FT, MSTS, ATS Blazer and Logic Master XL. Each family includes multiple mainframe options and a choice of configurable modules. The Company's Test Stations are designed and configured to match varying customer requirements. Generally, they differ from one another as to the maximum clock speed and data rates (from 40 MHz to 400 MHz), size of the device to be tested (from 16 pins to 896 or more pins), device technology (digital, mixed-signal, MCM), flexibility in the number and variety of applications (verification, characterization, failure analysis, etc.) and price. Test Stations typically range in price from $200,000 to $1.2 million, though high-pin-count mixed-signal device systems can sell for as much as $1.8 million (depending on configuration and intended application).

TEST STATION SOFTWARE PRODUCTS
The Company has developed significant Test Station software products which are either embedded in the Company's Test Stations or sold as separate add-on software products. Whether embedded with the system or sold separately, the Test Station software constitutes an important component of the overall system product content and value. These software packages provide optimal operation in various applications, including interactive device verification, fully automated device characterization, and EDA and ATE system linkages.

The Company's Test Stations can be interfaced to a network, allowing the Test Station access to other resources on the network, and allowing multiple workstations on the network to have access to the Test Station. Using various software tools available from the Company or from third-party vendors, users can import and export test data to and from the EDA environment. In addition, test information can be exported for use on traditional ATE systems.

VIRTUAL TEST SOFTWARE
While EDA tools have helped improve designer productivity, little has been done to provide test development engineers with software productivity tools. As a result, test development times have increased while design time has been reduced. To address this trend, the Company has made a major commitment to providing a set of software tools for test engineers. These tools, called Virtual Test Software, allow the test engineer to accelerate the generation of a test program, simulate the test environment, develop the test fixture and document the entire test process. These tools are run on a workstation rather than on an expensive ATE system. This software can be used to simulate the ATE environment and eliminate the need to use ATE machines for debugging test programs, and allows test engineers to develop test programs in parallel with the design, prototype manufacturing and engineering test processes.

With the Company's Dantes Virtual Test Software tools, test engineers begin test development work much earlier in the process, before device design is completed. Through the use of tester modeling and simulation both the test itself and the testability of the design can be verified on a workstation before first silicon deliveries.

Although Virtual Test Software is a new and the market is difficult to quantify, the Company believes that its Dantes Virtual Test Software provides a significant advantage to semiconductor designers to reduce time to market and save development cost. The Dantes product line currently operates in conjunction with Cadence EDA software and certain ATE machines manufactured by Advantest, Credence, Hewlett-Packard, LTX, Teradyne and Yokogawa. In late 1996, the Company released Dantes version 2.0, supporting a Final Test Schematic environment which enables users to build and view a complete top down test for an integrated circuit, and to partition test simulation into smaller segments. In 1996, revenues from the sale of Virtual Test Software and related services comprised 9% of the Company's net sales.


                            RESEARCH AND DEVELOPMENT

The electronic design and test equipment market is subject to rapid technological change and new product introductions. The Company's ability to remain competitive in this market will depend in significant part upon its ability to continue to successfully develop and introduce new products and enhancements on a timely and cost-effective basis. There can be no assurance that the Company will be successful in developing and marketing new products and product enhancements that respond to technological change, evolving industry standards and changing customer requirements; that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products; or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

The Company has historically devoted the great majority of its research and development efforts to the design and development of engineering Test Stations and related hardware and software technologies. The Company's Virtual Test Software technology was originally developed by Cadence employees and purchased by the Company. The Company is currently developing additional software products for its Virtual Test product line and expects to devote considerable internal research and development efforts to this product line in the future.

Research and development expenditures for 1996, 1995 and 1994 were $7.8 million, $6.2 million and $3.7 million, respectively. The Company's research and development efforts with respect to both hardware and software are handled by the Company's research and development department of approximately 73 employees. The ratio of software engineers to hardware engineers is approximately four to one.


                            MANUFACTURING OPERATIONS

The Company's test systems are complex and are used by the Company's customers in critical projects which demand a high level of quality and reliability. The Company invests significant resources to assure the high quality and reliability of its test systems and is committed to providing a high level of service to its customers in the event of malfunction to minimize downtime. The Company's manufacturing operations primarily consist of order administration, materials planning, procurement, final assembly, quality control of materials, components and subassemblies, final systems integration and extensive calibration and testing. The Company uses a manufacturing control computer system to monitor orders, as well as purchasing, inventory, production and manufacturing costs.

The components used in the Company's products consist of standard parts available from a multitude of vendors, along with a number of proprietary items available only from sole or single source suppliers. The Company currently uses several independent third-party vendors to manufacture its subassemblies and semiconductor components, including circuit boards, integrated circuits and integrated circuits packaging, cable assembly and mechanical parts. External manufacturing is performed to the Company's specifications with technical support from the Company. In the event that any of the Company's third-party vendors were to experience financial, operational, production or quality assurance difficulties or a catastrophic event that resulted in a reduction or interruption in supply to the Company, the Company's operating results could be materially adversely affected until the Company was able to establish sufficient manufacturing supply from alternative sources. The Company has partially mitigated this risk by securing $10 million of insurance coverage against potential losses resulting from an insurable peril experienced by any of the Company's suppliers. While to date suitable third party manufacturing capacity has been available, there can be no assurance that such manufacturers will be able to meet the Company's future requirements or that such services will continue to be available to the Company at favorable prices.

The Company believes it has developed a strong vendor base, purchasing components and subassemblies both from national distributors and directly from vendors' factories. Some of the subassembly vendors are small, local companies to which IMS represents substantial volume.

Currently, the Company purchases a number of critical parts from sole source suppliers for which alternative sources are not available. The Company's reliance on a sole or a limited group of suppliers and on outside subcontractors involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. The Company has generally been able to obtain adequate supplies of components in a timely manner from current vendors, or, when necessary to meet production needs, from alternate vendors. The Company has thus far been able to avoid any material adverse impact on timing of customer deliveries for its Test Stations. However, no assurance can be given that supply problems will not recur or, if such problems do recur, that the Company's solutions to these problems will be effective in every case. Any prolonged inability to obtain adequate supplies of quality components or any other circumstances that would require the Company to seek alternative sources of supply could have a material adverse effect on the Company's business, financial condition and results of operations and could damage the Company's relationships with its customers.

                               MARKETING AND SALES

The Company markets its products domestically through a direct sales force which has primary responsibility for developing orders, coordinating distribution, providing demonstrations and providing applications support. The Company employs skilled applications and service engineers and technically proficient sales people capable of serving the sophisticated needs of prospective customers' engineering staffs as part of the customer support process. The sales force is managed from the Company's headquarters in Beaverton, Oregon and its three regional offices in Irvine and Santa Clara, California, and Boston, Massachusetts.

The Company markets its products internationally through independent distributors managed by the Company and through dedicated agents employed by Cadence subsidiaries in England, France, Germany and Israel. In Asia the Company sells through dedicated agents employed by Cadence subsidiaries in Taiwan and through distributors in Japan, the People's Republic of China, Hong Kong, Malaysia/Singapore and Korea. The Company's foreign sales and service operations are subject to risks inherent in foreign operations, including unexpected changes in regulatory requirements, exchange rates, tariffs or other barriers and potentially negative tax consequences. In addition, in certain jurisdictions, there is a risk of reduced protection for the Company's copyrights, trademarks and trade secrets. Additional information regarding foreign sales is contained in Note 10 to the Financial Statements contained in this Annual Report.

The Company uses advertising in trade journals, technical articles, exhibits at trade shows, direct mail and telephone solicitations to build interest in the Company and its products. The Company provides extensive training for its sales representatives and distributors and supports its representatives and distributors with marketing tools, including sales brochures, demonstration test equipment and promotional product literature.

For the year ended December 31, 1996, 1995, and 1994, sales to Intel represented approximately 36%, 30% and 22% of the Company's net sales, respectively. No other customer accounted for more than 10% of the Company's net sales in 1996, 1995 or 1994.


                                   COMPETITION

The design and test equipment market is highly competitive. Although the Company believes that it has a competitive advantage in the verification market due to the high performance and cost effectiveness of its products, the Company anticipates that technical advancement in the industry generally could lead to increased competition in the future. In addition, although the Company believes it is currently the only vendor offering a Virtual Test Software solution, no assurance can be given that other vendors will not offer competing products.

The Company believes that the principal competitive factors in the verification and characterization markets are product performance and reliability, price, ease of use, marketing and distribution capability, service and support and the supplier's reputation and financial stability. The Company believes that it competes favorably with respect to all principal competitive factors and that it is particularly strong in the areas of product performance, ease of use, low cost and service and support.

The Company currently competes with a number of other verification and characterization equipment manufacturers. Some of these manufacturers, such as Hewlett-Packard, Teradyne and Tektronix have greater financial, marketing, manufacturing and technological resources than the Company. New product introductions or product announcements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Moreover, increased competitive pressure could lead to intensified price-based competition, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its long-term success will depend largely on its ability to identify design and test needs ahead of its competitors and develop products which respond to those needs in a timely manner. In addition, no assurance can be given that other companies, including Cadence, which retains rights to the original Dantes technology, and other EDA companies, will not develop methodologies and products that are competitive with the Company's Virtual
Test Software business. The Company also believes that to remain competitive, it will require significant financial resources in order to invest in new product development and to maintain a worldwide customer service and support network. There can be no assurance that the Company will continue to compete successfully in the future.

                          CUSTOMER SUPPORT AND SERVICE

To be competitive, the Company believes it must provide a high level of support and service. Support and service accounted for 21% of the Company's net sales for the fiscal year ended December 31, 1996. The Company maintains and supports products sold directly in the United States with the Company's service and support personnel. The Company's international distributors and dedicated international sales agents generally provide maintenance and support to their customers. In addition, Cadence acts as a sales agent for the Company's Virtual Test Software in which capacity it provides "first call" support to its own customers. The Company offers a toll-free technical support hotline to customers and distributors. Support engineers answer the technical support calls and generally provide same-day responses to questions that cannot be resolved during the initial call. When necessary, however, support engineers are dispatched to the customer's facility.

The Company maintains a rapid response program which is designed to quickly respond to customer support issues. Many of the Company's customers currently have support agreements with the Company. The Company ranked first in 1995, 1994 and 1993 in customer satisfaction and quality in the test equipment market according to VLSI Research, Inc. The Company warrants its Test Systems for three to twelve months. During such warranty period, the Company will repair or replace failed components. The Company generally warrants its software products for three months. During such warranty period, the Company will investigate all reported problems and will endeavor to provide a solution. Warranty costs have not been significant to date, but no assurances can be given that such costs will not increase in the future or that any such increase would not have a material adverse effect on the Company's financial condition and results of operations.

                                    EMPLOYEES

At December 31, 1996, the Company had 251 employees, including 71 in marketing and sales, 76 in manufacturing and service, 73 in research, development and engineering and 31 in administration and finance. The Company also has 15 dedicated employees on the payroll of affiliated companies which are international subsidiaries of Cadence. The Company reimburses Cadence the full cost of the employees' expense to Cadence under the terms of a Corporate Services Agreement between the Company and Cadence. These employees work full time on the Company's business and report to and are directly managed by the Company. See "Item 13. Certain Relationships and Related Transactions." The Company believes that its future success will depend on its continued ability to attract and retain highly qualified technical, management and marketing personnel. The Company's employees are not represented by a collective bargaining unit and the Company believes that its employee relations are very good.


ITEM 2.     PROPERTIES

The Company's executive offices, as well as its principal manufacturing, engineering and marketing operations, are located in a leased building of approximately 75,000 square feet in Beaverton, Oregon. The lease expires on December 31, 1998. The Company believes the space will be adequate through that period and, if required, suitable additional space is available nearby. The Company also leases a total of approximately 7,500 square feet of office space in which its eastern and western regional sales offices are located. Under a Corporate Services Agreement between Cadence and the Company, Cadence has agreed to provide office space and associated office support for certain Company personnel located in the United States and a number of foreign countries.


ITEM 3.     LEGAL PROCEEDINGS

The Company is a party to no material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.




                                     PART II

ITEM 5.     MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded publicly on the Nasdaq National Market under the symbol "IMSC." The Company completed its initial public offering of Common Stock on July 21, 1995, at a price of $11 per share. The following table sets forth, for the periods indicated, the high and low bid prices for the Company's Common Stock as reported by the Nasdaq National Market.

                                                              HIGH       LOW
                                                              ----       ---

 FISCAL 1995
    Third Quarter (from July 21, 1995) . . . . . . . . . .   $16 3/8   $12 3/8
    Fourth Quarter . . . . . . . . . . . . . . . . . . . .    15 1/2    11 5/8
 FISCAL 1996
    First Quarter. . . . . . . . . . . . . . . . . . . . .    16 3/4    12 1/2
    Second Quarter . . . . . . . . . . . . . . . . . . . .    27 1/2    15 5/8
    Third Quarter. . . . . . . . . . . . . . . . . . . . .    25 1/2    11
    Fourth Quarter . . . . . . . . . . . . . . . . . . . .    21        14 3/4

As of March 12, 1997, there were approximately 1,955 shareholders who held beneficial interests in shares of Common Stock registered in nominee names of banks and brokerage houses. The Company has not paid any cash dividends on its common stock, and it does not anticipate paying any cash dividends in the foreseeable future.

During the period from January 1, 1996 through October 8, 1996, the effective date of the Company's Registration Statements on Form S-8 relating to its option plans, the Company issued options to purchase an aggregate of 435,950 shares of Common Stock and sold an aggregate of 2,357 shares of Common Stock for an aggregate purchase price of $21,257, in each case pursuant to the Company's 1995 Stock Incentive Plan and the 1995 Stock Option Plan for Nonemployee Directors and in reliance on Rule 701 promulgated under the Securities Act of 1933.

ITEM 6.     SELECTED FINANCIAL DATA


                                                                                Year ended December 31,
                                                          ------------------------------------------------------------
                                                            1996         1995         1994         1993         1992
                                                          --------     --------     --------     --------     --------
 Statement of income data:
    Net sales. . . . . . . . . . . . . . . . . . . .      $50,837      $41,093      $30,052      $23,117      $22,375
    Gross margin % . . . . . . . . . . . . . . . . .         64.3%        61.6%        58.6%        55.8%        54.3%
    Operating income . . . . . . . . . . . . . . . .       $9,495       $5,469       $2,981         $162       $1,249
    Operating income % . . . . . . . . . . . . . . .         18.7%        13.3%         9.9%         0.7%         5.6%
    Net income . . . . . . . . . . . . . . . . . . .       $6,166       $3,535       $1,910         $131         $840
    Net income per common and
    common equivalent share. . . . . . . . . . . . .        $0.88        $0.53        $0.30        $0.02        $0.13

                                                                                  December 31,
                                                          ------------------------------------------------------------
                                                            1996         1995         1994         1993         1992
                                                          --------     --------     --------     --------     --------
 Balance sheet data:
    Cash and cash equivalents. . . . . . . . . . . .       $9,545       $8,930       $4,384       $1,290       $1,872
    Total assets . . . . . . . . . . . . . . . . . .      $44,314      $35,184      $22,662      $18,565      $18,065
    Long-term obligations, net of
    current portion. . . . . . . . . . . . . . . . .         $278          $54          $83         $109          $--
    Shareholders' equity . . . . . . . . . . . . . .      $34,859      $26,484      $18,269      $15,104      $14,601


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all numerical references are in thousands, except percentages and share data.

The following discussion and analysis should be read in conjunction with Selected Financial Data and the Company's Financial Statements and the Notes thereto included elsewhere in this Annual Report. This Annual Report, including the following discussion and analysis of financial condition and results of operations, contains certain statements, trend analysis and other information that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, which may involve risks and uncertainties. Such forward looking statements include, but are not limited to, statements including the words "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. The Company's actual results could differ materially from those discussed herein due to numerous factors including, but not limited to, those discussed in the following discussion and analysis of financial condition and results of operations, as well as those discussed elsewhere herein.

OVERVIEW

The Company was founded in 1983 to design and develop engineering Test Stations to test and measure complex electronic devices at the prototype stage. The Company was acquired by Cadence in 1991 as a result of the merger of Valid Logic into Cadence. Cadence has operated the Company as a separate subsidiary.

In July 1995, the Company successfully completed an initial public offering of common stock, yielding net proceeds to the Company and Cadence of $3.3 million and $26.6 million, respectively. At December 31, 1996, Cadence owned 55% of the outstanding common stock of the Company, with the remaining 45% publicly owned. In February 1997, the Company completed a secondary public offering of its Common Stock, with 700,000 shares issued by the Company, and 950,000 sold by Cadence, yielding net proceeds to the Company and Cadence of $13.4 million and $18.6 million, respectively. Following this offering, Cadence continued to own approximately 37% of the Company's Common Stock.

The Company has been profitable for each of the last nine years and has financed its business activities during that period principally through cash generated from its own operations. The Company's net sales have increased over the last three years at an annual compound rate of 30%, reflecting the Company's successful introduction of higher margin Test Station and Virtual Test Software products during these periods. This sales growth, combined with more moderate percentage growth in operating expenses, has resulted in net income of $6.2 million, $3.5 million, and $1.9 million for 1996, 1995, and 1994, respectively. The increase in net sales has resulted from the Company's development and marketing of new products and enhancements of existing products, the growth of the complex device market which the Company serves, and successful penetration by the Company into foreign markets.

During the last three years, the Company has generated most of its revenue from sales of its XL, ATS, ATS Blazer, FT and MSTS Test Station product families and related software. In 1994, the Company began generating revenue from the sale of Virtual Test Software and related services. For the years ended December 31, 1995 and 1996, and for the fourth quarter of 1996, Virtual Test Software and related services accounted for 4.6%, 8.6% and 11.1% of the Company's net sales, respectively. Introduced during the fourth quarter of 1995, the Company's ATS FT Test Station generated 27.1% and 16.2% of 1996 and 1995 annual net sales, respectively. The Company also generates revenue from selling maintenance contracts, installation, consulting, and training services, which collectively generated 14.9% of net sales.

Future operating results will depend on many factors, including demand for the Company's products; receipt, timing and shipment of orders; the introduction of new products by the Company and by its competitors; the Company's ability to operate independently from Cadence; and industry acceptance of Virtual Test Software. Results of operations for the periods discussed here should not be considered indicative of the results to be expected in any future period, and fluctuations in operating results may also result in fluctuations in the market price of the Company's Common Stock.

There can be no assurance that the Company's net sales will grow or that such growth will be sustained in future periods or that the Company will remain profitable in any future period.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND 1995

NET SALES. Net sales is comprised of product sales (including sales of Test Stations, Test Station software and Virtual Test Software) and service and other sales, consisting primarily of revenue derived from maintenance contracts. Net sales increased 23.7% from $41.1 million in the year ended December 31, 1995 to $50.8 million in the year ended December 31, 1996. The increase in net sales was primarily due to an increase in product sales of 21.7% from $33.1 million in the year ended December 31, 1995 to $40.2 million in the year ended December 31, 1996, reflecting the successful 1995 introduction of the Company's ATS FT Test Stations, which contributed 27.1% of net sales during 1996, continued contributions from the Company's ATS Blazer and XL Test Station products and a 117.9% increase in sales of Virtual Test Software. Service and other sales increased 32.1% from $8.0 million for the year ended December 31, 1995 to $10.6 million for the year ended December 31, 1996, due principally to growth in sales of Virtual Test Software related services. Combined sales of Virtual Test Software product and Virtual Test Software related services grew to 8.6% of net sales during the year 1996, compared to 4.6% in 1995. International sales, as a percentage of the Company's net sales, declined from 32% for the year ended December 31, 1995 to 26% for the year ended December 31, 1996, due primarily to general economic weakness and slowing down of customer capital expenditures in Europe, Japan and Korea.

COST OF SALES. Cost of sales consists of material, labor, manufacturing and service overhead as well as amortization of capitalized software development costs. Total cost of sales increased 15.0% from $15.8 million in the year ended December 31, 1995 to $18.1 million in the year ended December 31, 1996. Product cost of sales increased 10.7% from $12.8 million for the year 1995 to $14.2 million for 1996, primarily due to higher sales volume, partially offset by benefits from lower costs of materials and manufacturing efficiencies. Service and other cost of sales increased 33.9% from $2.9 million in the year 1995 to $3.9 million in 1996, due primarily to a one-time $327 charge in the first quarter of 1996 for the Company's change in accounting for spare parts, and increased labor costs associated with expanding customer service center, training and Virtual Test Software related services.

GROSS MARGIN. The Company's gross margin increased 29.1% from $25.3 million in the year ended December 31, 1995 to $32.7 million in the year ended December 31, 1996. As a percentage of net sales, gross margin increased from 61.6% for the year ended December 31, 1995 to 64.3% for the year ended December 31, 1996. Product gross margin, as a percent of related sales, increased from 61.2% for the year 1995, to 64.7% for 1996. The increase in product gross margin resulted from an increase in sales of higher margin ATS FT Test Stations and Virtual Test Software products during 1996. Service and other gross margin, as a percent of related sales, declined from 63.3% for 1995, to 62.9% for 1996, due primarily to the charge to cost of service and other sales related to the change in accounting method for spare parts, partially offset by higher gross margin associated with increased sales of Virtual Test Software related services.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses consist primarily of employee costs, cost of material consumed, depreciation of equipment and engineering related costs. Research, development and engineering expenses increased 26.2% from $6.2 million for the year ended December 31, 1995 to $7.8 million for the year ended December 31, 1996. As a percentage of net sales, research, development and engineering expenses increased from 15.0% in the year ended December 31, 1995 to 15.3% in the year ended December 31, 1996. The increase was principally attributable to increased expenditures on enhancements to the Company's existing products and the development of future generation hardware and software products. The Company anticipates that research, development and engineering expenses will continue to increase in dollar amount in the future reflecting the Company's strategy to invest in new products and existing product enhancements. The Company has capitalized certain software development costs relating to these activities, in compliance with SFAS No. 86, in the amounts of $715 and $1.0 million in 1996 and 1995, respectively.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses include salaries and commissions of sales personnel, marketing expenses and general administrative expenses. Selling, general and administrative expenses increased 12.6% from $13.7 million for the year ended December 31, 1995 to $15.4 million for the year ended December 31, 1996. The increase was principally attributable to higher commissions associated with higher sales volume and increased investment in the various selling and marketing functions. As a percentage of net sales, selling, general and administrative expenses decreased from 33.3% in the year ended December 31, 1995 to 30.3% in the year ended December 31, 1996 as a result of control over increases in selling, general and administrative expenses as net sales increased. The Company anticipates that selling and marketing expenses will increase as a percentage of net sales as well as in dollar amount in the future, as the Company markets its newer products worldwide.

As a result of Cadence's ownership reduction to below 50% after the Company's secondary stock offering in February 1997, the Company expects to recognize additional compensation expense of approximately $350 in the fiscal year 1997 as a result of payments made by Cadence to certain Company employees in respect of Cadence stock options held by such employees.

OTHER INCOME, NET. Other income includes interest income, interest expense and gain and loss on sale of assets. Other income, net decreased from $319 in the year ended December 31, 1995 to $217 in the year ended December 31, 1996 due to the one-time write-off of expenses associated with the Company's withdrawn secondary public stock offering in June 1996, due to unfavorable stock market conditions at that time.

INCOME TAXES. The Company's effective rate for Federal and state taxes was 36.5% for the year ended December 31, 1996 and 38.9% for the year ended December 31, 1995. The change in effective tax rates from 1995 to 1996 was primarily due to the generation of research and development tax credits during 1996.


YEARS ENDED DECEMBER 31, 1995 AND 1994

NET SALES. Net sales increased 36.7% from $30.1 million in 1994 to $41.1 million in 1995. This was principally due to an increase in product sales of 37.9% from $24.0 million in 1994 to $33.1 million in 1995. The increase in product sales during 1995 was due principally to higher sales volume for the Company's Test Station and Virtual Test Software products, and also resulted in part from the Company's first shipments of the new ATS FT Test Stations during the fourth quarter of 1995. Service and other sales increased 32.1% from $6.1 million in 1994 to $8.0 million in 1995, reflecting growth in the Company's Test Station installed base and Virtual Test Software related services.
International sales, as a percentage of the Company's net sales, declined from 40% for the year ended December 31, 1994 to 32% for the year ended December 31, 1995 due to slower sales growth in Europe and Asia than in the United States.

COST OF SALES. Total cost of sales increased 26.8% from $12.4 million in 1994 to $15.8 million in 1995. Product cost of sales increased 27.1% from $10.1 million in 1994 to $12.8 million in 1995, primarily due to higher sales volume and sales of higher cost ATS Blazer and FT Test Stations.Service and other cost of sales increased 25.3% from $2.3 million in 1994 to $2.9 million in 1995. The increase in service and other cost of sales resulted from higher costs associated with supporting a larger installed base of the Company's Test Stations.

GROSS MARGIN. Gross margin increased 43.8% from $17.6 million in 1994 to $25.3 million in 1995, and, as a percentage of net sales, from 58.6% in 1994 to 61.6% in 1995. Product gross margin, as a percent of sales, increased from 57.9% in 1994 to 61.2% in 1995, reflecting the benefit of increased sales volume on relatively fixed manufacturing overhead, and increased sales of higher-margin Test Stations and software products. Service and other gross margin improved, as a percent of sales, from 61.4% in 1994 to 63.3% in 1995 as the result of enhanced cost efficiencies in the service segment as service and other sales increased.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses increased 68.6% from $3.7 million in 1994 to $6.2 million in 1995. This increase in the dollar amount of research, development and engineering expenses reflected the additional hiring of research and development engineers necessary to execute the Company's strategy to enhance research and development efforts to remain ahead of technology advances and to develop future generation Test Stations and the Virtual Test Software products. As a percentage of net sales, research, development and engineering expenses increased from 12.2% in 1994 to 15.0% in 1995. The Company has capitalized certain software development costs relating to these activities, in compliance with SFAS No. 86, in the amounts of approximately $1.0 million and $1.1 million in 1995 and 1994, respectively.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 24.7% from $11.0 million in 1994 to $13.7 million in 1995, primarily as a result of higher commission expenses associated with increased sales volume as well as increased staffing in the software sales force. Selling, general and administrative expenses as a percentage of net sales were 33.3% and 36.5% in 1995 and 1994, respectively, reflecting slower growth in expenses than in net sales.

OTHER INCOME, NET. Other income increased from $114 in 1994 to $319 in 1995, as a result of interest earnings on higher average cash and cash equivalent balances.

INCOME TAXES. The Company's effective tax rate was 38.9% and 38.3% for the years ended December 31, 1995 and 1994, respectively. The change in effective tax rates from 1994 to 1995 was primarily due to changes in the relative significance of certain non-deductible expenses and changes in effective rates for state income taxes.


FORWARD LOOKING STATEMENTS

Results of operations for the periods discussed above should not be considered indicative of the results to be expected in any future period, and fluctuations in operating results may also result in fluctuations in the market price of the Company's Common Stock. Like most high technology and high growth companies, the Company faces certain business risks that could have adverse effects on the Company's results of operations.

The Company derives a substantial portion of its revenue from the sale of Test Stations which typically range in price from $200 to $1.2 million per unit and may be priced as high as $1.8 million for a single unit. As a result, the receipt of a single order and the timing of the receipt and shipment of a single order can have a significant impact on the Company's net sales and results of operations for a particular period. A significant portion of the Company's operating expenses are relatively fixed and planned expenditures are based, in part, on anticipated orders. In addition, the need for continued expenditures for research, development and engineering makes it difficult to reduce expenses in a particular quarter if the Company's sales goals for that quarter are not met. The inability to reduce the Company's expenses quickly enough to compensate for any revenue shortfall would magnify the adverse impact of such revenue shortfall on the Company's results of operations. In addition, the Company's future operating results and financial condition are subject to influences driven by rapid technological changes, a highly competitive industry, a lengthy sales cycle, and the cyclical nature of general economic conditions.

A substantial portion of the Company's net sales are typically realized in the last few weeks of each quarter. The portion of net sales realized during the last month of each quarter during 1996 ranged from 43% to 75% of quarterly net sales, as compared to a range of 44% to 59% of quarterly net sales for each quarter of 1995. As a result, the timing of the receipt and shipment, and the magnitude of the sales price, of a single order can have a significant impact on the Company's net sales and results of operations for a particular quarter and the Company's quarterly net sales and results of operations may be negatively impacted if an order is received too late in a given quarter to permit product shipment and the recognition of revenue during that quarter.

For the years ended December 31, 1996, 1995 and 1994, sales to Intel Corporation represented approximately 36.4%, 30.2%, and 22.4% of the Company's net sales, respectively. No other customer accounted for in excess of 10% of the Company's net sales in 1996, 1995, or 1994. For 1996, 50.3% of net sales came from customers individually accounting for less than 5% of net sales. Sales of the Company's products to a limited number of customers are expected to continue to account for a high percentage of net sales. The loss of a major customer or any reduction in orders by such customers would have a material adverse effect on the Company's financial condition and results of operations.

The Company purchases some key components from sole or single source vendors for which alternative sources are not currently available. The inability to develop alternative sources for single or sole source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments which would adversely effect the Company's financial condition and results of operations.

The Company has thus far avoided any material adverse impact on its results of operations resulting from such risks. No assurance can be given that such risks will not affect the Company's financial position or results of operations in the future.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company's principal sources of liquidity consisted of cash and cash equivalents of approximately $9.5 million, and funds available under an existing bank line of credit of $10.0 million. Since 1988, the Company has relied on cash generated from operations as its principal source of liquidity and has not relied on Cadence for working capital.

OPERATING ACTIVITIES. The Company's net cash from operating activities includes cash received from customers, payments to suppliers, payments to employees and interest received and paid. Net cash generated from operating activities amounted to $6.0 million, $5.0 million and $6.3 million for 1996, 1995, and 1994, respectively. Cash received from customers amounted to $48.0 million, $37.0 million and $29.6 million for 1996, 1995 and 1994, respectively. Combined payments to suppliers and employees for 1996, 1995 and 1994 were $40.5 million, $31.1 million and $22.8 million, respectively. The period-to-period increases in cash from customers and payments to suppliers and employees are directly related to the increase in net sales and expenses associated with those sales. The Company's trade receivables, inventories and accounts payable have fluctuated from period to period as a result of the timing of shipments, cash collections and inventory receipts near period end. The size and timing of a single customer shipment or collection can have a significant impact on trade receivables and inventories. Trade receivables increased from $8.1 million at December 31, 1995 to $11.4 million at December 31, 1996, reflecting an increase in the Company's net sales in, as well as in the portion of net sales realized in the final month of, the fourth quarter of 1996 as compared to the fourth quarter of 1995. Inventories increased from $5.8 million at December 31, 1995 to $7.9 million at December 31, 1996, primarily due to additional parts inventories required to produce the Company's FT and MSTS Test Station products and increases in safety stock for certain critical components. As a result of cash flows from operating activities, combined with the proceeds of the Company's initial public offering in 1995 of $3.3 million, the Company has increased its cash and cash equivalent balances from $1.3 million at December 31, 1993 to $9.5 million at December 31, 1996.

INVESTING ACTIVITIES. Capital equipment expenditures of $3.3 million, $1.9 million, and $1.7 million in 1996, 1995, and 1994, respectively, were primarily for computers, software, demonstration equipment and engineering equipment used in the Company's operations. Expenditures to increase the Company's service spare parts pool were $1.1 million, $600 and $295 for 1996, 1995 and 1994, respectively. The higher level of spare parts additions during 1996 reflects the stocking of parts for servicing the Company's new ATS FT Test Station product line. In addition, the Company capitalized certain expenses associated with software development costs of $715, $1.0 million and $1.1 million for 1996, 1995 and 1994, respectively.

FINANCING ACTIVITIES. In 1996 and 1994, net cash used in financing activities was $12 and $168, respectively. In 1995, net cash provided by financing activities amounted to $3.0 million, primarily from the $3.3 million in net proceeds received in the Company's initial public offering. Cash used for payments of certain capital leases obtained by the Company for computers and equipment used in operations was $300, $254 and $168 for 1996, 1995 and 1994, respectively. In 1996 and 1995, the Company received $288 and $3, respectively, from the issuance of stock under employee stock option and stock purchase plans.

During 1996 and 1995, the Company also realized reductions in current income tax liabilities of $1.9 million and $2.3 million, respectively, resulting from the benefit of tax deductions of employee gains upon exercise of Cadence stock options. The tax benefit of the stock option deduction is reflected as an increase in additional paid-in capital in the accompanying Statements of Shareholders' Equity. The employee gains are not expenses of the Company for financial reporting purposes, and the exercise of Cadence stock options does not increase the number of shares of Company
Common Stock outstanding. The tax benefits realized from the stock option deduction will decrease in the future as employee holdings of Cadence stock options declines due to option exercises and cancellations. The timing and magnitude of this decrease in tax benefits is uncertain as the number of employee stock options which are exercised, and the amount of gains realized upon exercise, will be determined by fluctuations in the market value of Cadence Common Stock. Such future decreases in the tax benefits from the stock option deduction will increase the amount of the Company's income tax payments and will, consequently, reduce the Company's net cash flows from operating activities.

At the end of 1995, the Company secured a $10.0 million revolving line of credit with U.S. National Bank of Oregon, which is available for general corporate purposes when needed. Under the agreement, the Company can borrow, with interest at the bank's prime lending rate, or if lower, at certain margins above banker's acceptance or interbank offering rates. There have been no borrowings against the line of credit to date. The term of the current credit line agreement ends April 30, 1997. It is management's intent to renew the agreement at that time.

The Company completed a secondary public offering of its Common Stock in February, 1997, issuing 700,000 shares in exchange for net proceeds of $13.4 million. The Company believes that the proceeds from this offering, together with existing funds, funds expected to be generated by operating activities, and the available line of credit, will satisfy the Company's anticipated working capital and other general corporate purposes through at least the next twelve months. The Company currently has no significant capital commitments other than commitments under facility operating leases and vendor contracts for development services, consulting services and parts. The Company may from time to time consider the acquisition of complementary businesses, products or technologies. The Company presently has no significant understandings, commitments or agreements with respect to any such acquisitions. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of additional equity.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE FINANCIAL STATEMENTS AND SCHEDULE LISTED IN ITEM 14(a)(1) AND (2) ARE INCLUDED IN THIS REPORT BEGINNING ON PAGE F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by Item 401 of Regulation S-K is included under the captions "Election of Directors" and "Management" in the Company's Proxy Statement dated April 1, 1997 and is incorporated herein by reference. The information required by Item 405 of Regulation S-K is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement dated April 1, 1997 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is included under the caption "Executive Compensation" in the Company's Proxy Statement dated April 1, 1997 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption "Stock Owned by Management and Principal Shareholders" in the Company's Proxy Statement dated April 1, 1997 and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption "Certain Transactions and Relationships" in the Company's Proxy Statement dated April 1, 1997 and is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     (1)  Financial Statements and Supplementary Data

          The documents and schedule listed below are filed as part of this report on the pages indicated:

                                                                      Page
                                                                      ----
            Independent Auditors' Report                               F-1
            Statements of Income                                       F-2
            Balance Sheets                                             F-3
            Statements of Shareholders' Equity                         F-4
            Statements of Cash Flows                                   F-5
            Notes to Consolidated Financial Statements                 F-7
            Selected Quarterly Financial Data                          F-16

     (2)  Financial Statement Schedules

          The documents and schedule listed below are filed as part of this report on the pages indicated:
                                                                            Page
                                                                            ----
            Schedule II -- Valuation and Qualifying Accounts                F-17
            Independent Auditors' Report on Financial Statements Schedule   F-18

          All other financial statement schedules have been omitted since they are not required, not applicable or the information is included in the consolidated financial statements or notes.


     (3)  Exhibits
                                                                     Sequential
                                                                     Page Number
                                                                     -----------
           3.1.  Restated Articles of Incorporation of Integrated
                 Measurement Systems, Inc. Incorporated by reference to Exhibit 3.1 of the Company's
                 Registration Statement on Form S-1 (Registration
                 No. 33-92408)

           3.2. Restated Bylaws of Integrated Measurement Systems, Inc. Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1
                 (Registration No. 33-92408)

          10.1. Form of Indemnity Agreement between Integrated Measurement Systems, Inc. and each of its executive officers and directors. Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (Registration No. 33-92408)

          10.2. 1995 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of the Company's
                 Registration Statement on Form S-1 (Registration
                 No. 33-92408)

          10.3. 1995 Stock Option Plan for Nonemployee Directors. Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (Registration
                 No. 33-92408)

          10.4. Form of Employment Agreement between Integrated Measurement Systems, Inc. and each of its executive officers. Incorporated by reference to Exhibit
                 10.4 of the Company's Registration Statement on Form S-1 (Registration No. 33-92408)

          10.5.  Stockholder Agreement between Integrated
                 Measurement Systems, Inc. and Cadence Design
                 Systems, Inc.  Incorporated by reference to
                 Exhibit 10.5 of the Company's Registration
                 Statement on Form S-1 (Registration No. 33-92408)

          10.6.  Shareholder Agreement between Integrated
                 Measurement Systems, Inc. and Cadence Design
                 Systems, Inc.  Incorporated by reference to
                 Exhibit 10.6 of the Company's Registration
                 Statement on Form S-1 (Registration No. 33-92408)

          10.7. Asset Transfer Agreement between Integrated Measurement Systems, Inc. and Cadence Design Systems, Inc. Incorporated by reference to
                 Exhibit 10.7 of the Company's Registration
                 Statement on Form S-1 (Registration No. 33-92408)

          10.8. Corporate Services Agreement between Integrated Measurement Systems, Inc. and Cadence Design Systems, Inc. Incorporated by reference to
                 Exhibit 10.8 of the Company's Registration
                 Statement on Form S-1 (Registration No. 33-92408)

          10.9.  Tax Sharing Agreement between Integrated
                 Measurement Systems, Inc. and Cadence Design
                 Systems, Inc.  Incorporated by reference to
                 Exhibit 10.9 of the Company's Registration
                 Statement on Form S-1 (Registration No. 33-92408)

         10.10.  Lease Agreement between Integrated Measurement
                 Systems, Inc. and Beaverton-Richmond Tech
                 Properties, a Joint Venture, as amended by

                 Amendment One and Amendment Two. Incorporated by reference to Exhibit 10.10 of the Company's
                 Registration Statement on Form S-1 (Registration
                 No. 33-92408)

         10.11. Line of Credit agreement with US Bank. Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         10.12. Integrated Measurement Systems, Inc. 1995 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         10.13. Employment Agreement dated March 16, 1996 between Integrated Measurement Systems, Inc. and Keith L. Barnes. Incorporated by reference to Exhibit 10.a of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

         10.14. Employment Agreement dated March 16, 1996 between Integrated Measurement Systems, Inc. and Ramadan. Incorporated by reference to Exhibit 10.b of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

         10.15. Amended Stockholder Agreement between Integrated Measurement Systems, Inc. and Cadence Design Systems, Inc. Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1 (Registration No. 333-20495)

         10.16. Amended Corporate Services Agreement between Integrated Measurement Systems, Inc. and Cadence Design Systems, Inc. Incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1 (Registration No. 333-20495)

         10.17. Second Amendment to Joint Sales Agency Agreement between Integrated Measurement Systems, Inc. and Cadence Design Systems, Inc. Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on From S-1
                 (Registration No. 333-20495)

         10.18. Employment Agreement dated December 31, 1996 between Integrated Measurement Systems, Inc. and David Brinker. Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 (Registration No. 333-20495)

         10.19. Integrated Measurement Systems, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

         10.20. Separation letter agreement between Integrated Measurement Systems, Inc. and Marvin Wolfson. Incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1 (Registration No. 333-20495)

         16.1. Letter of Arthur Andersen LLP regarding change in accounting principles. Incorporated by reference to Exhibit 10.a of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

         23.1.   Consent of Arthur Andersen LLP*

--------------------------
       * Filed Herewith

(b)  Reports on Form 8-K

     Two reports on Form 8-K were filed during the quarter ended December 31, 1996, and are incorporated herein by reference. The contents of the reports are summarized below:

     On Form 8-K dated October 30, 1996:

          On October 30, 1996, Integrated Measurement Systems, Inc. announced a new mixed-signal Test Station configured for data communications applications. Full text is attached to this report as Exhibit 99a.

          On October 31, 1996, Integrated Measurement Systems, Inc. announced a 60e data module for their ATS Blazer(tm) and MTS Blazer(tm) Test Stations providing a low-cost entry point for testing complex devices such as deep submicron ASICs, microprocessors, mixed-signal devices and MCMs. Full text is attached to this report as Exhibit 99b.

          On November 4, 1996, Integrated Measurement Systems, Inc. announced several enhancements to their Dantes(tm) test design and verification environment that helps test engineers improve test productivity and reduce time-to-market. Full text is attached to this report as
          Exhibit 99c.

     On Form 8-K dated December 20, 1996:

          On December 20, 1996, Integrated Measurement Systems, Inc. announced the sale, valued at over one million dollars, of an Advanced Test Station to the Cadence Design Services Group. This sales expands IMS' business into consulting services, provides access to new customers and applications, expands Cadence Design Services' capabilities to include testing of complex IC devices and reinforces the strategic alliance between Cadence Design Systems and Integrated Measurement Systems, Inc. Cadence Design Systems, Inc. owns approximately 37% of Integrated Measurement Systems, Inc.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 1997.

INTEGRATED MEASUREMENT SYSTEMS, INC.


By /s/ SAR RAMADAN
   _________________________________
   Sar Ramadan
   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 20th day of March, 1997.

     Signature                  Title


/s/ KEITH L. BARNES       President, Chief Executive Officer, and Director
______________________     (Principal Executive Officer)
Keith L. Barnes


/s/ SAR RAMADAN           Chief Financial Officer (Principal Financial
______________________     and Accounting Officer)
Sar Ramadan


/s/ H. RAYMOND BINGHAM
______________________    Chairman of the Board
H. Raymond Bingham


/s/ C. SCOTT GIBSON
______________________    Director
C. Scott Gibson


/s/ JAMES E. SOLOMON
______________________    Director
James E. Solomon


/s/ JAMES M. HURD
______________________    Director
James M. Hurd

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF INTEGRATED MEASUREMENT SYSTEMS,
INC.:

We have audited the accompanying balance sheets of Integrated Measurement Systems, Inc. (an Oregon corporation) as of December 31, 1996 and 1995, and the related statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Measurement Systems, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                       ARTHUR ANDERSEN LLP


Portland, Oregon
January 24, 1997, except for Note 11,
as to which the date is February 19, 1997

                              STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                           Year ended December 31,
                                                                  ----------------------------------------
                                                                     1996           1995           1994
                                                                  ----------     ----------     ----------
Sales:
  Product sales. . . . . . . . . . . . . . . . . . . . . . .      $  40,244      $  33,076      $  23,981
  Service and other sales. . . . . . . . . . . . . . . . . .         10,593          8,017          6,071
                                                                  ----------     ----------     ----------
     Net sales . . . . . . . . . . . . . . . . . . . . . . .         50,837         41,093         30,052

Cost of sales:
  Cost of product sales. . . . . . . . . . . . . . . . . . .         14,203         12,827         10,090
  Cost of service and other sales. . . . . . . . . . . . . .          3,935          2,939          2,345
                                                                  ----------     ----------     ----------
     Total cost of sales . . . . . . . . . . . . . . . . . .         18,138         15,766         12,435
                                                                  ----------     ----------     ----------
     Gross margin. . . . . . . . . . . . . . . . . . . . . .         32,699         25,327         17,617

Operating expenses:
  Research, development and engineering. . . . . . . . . . .          7,796          6,177          3,664
  Selling, general and administrative. . . . . . . . . . . .         15,408         13,681         10,972
                                                                  ----------     ----------     ----------
     Total operating expenses. . . . . . . . . . . . . . . .         23,204         19,858         14,636
                                                                  ----------     ----------     ----------
     Operating income. . . . . . . . . . . . . . . . . . . .          9,495          5,469          2,981

Other income, net. . . . . . . . . . . . . . . . . . . . . .            217            319            114
                                                                  ----------     ----------     ----------
Income before income taxes . . . . . . . . . . . . . . . . .          9,712          5,788          3,095
Provision for income taxes . . . . . . . . . . . . . . . . .          3,546          2,253          1,185
                                                                  ----------     ----------     ----------
     Net income. . . . . . . . . . . . . . . . . . . . . . .      $   6,166      $   3,535      $   1,910
                                                                  ----------     ----------     ----------
                                                                  ----------     ----------     ----------

Net income per common and common equivalent share. . . . . .      $    0.88      $    0.53      $    0.30
                                                                  ----------     ----------     ----------
                                                                  ----------     ----------     ----------

Weighted average number of common and common
  equivalent shares outstanding. . . . . . . . . . . . . . .          7,003          6,685          6,366
                                                                  ----------     ----------     ----------
                                                                  ----------     ----------     ----------


   The accompanying notes are an integral part of these financial statements.

                                 BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                               December 31,
                                                                      -----------------------------
                                                                         1996               1995
                                                                      ----------         ----------
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .  $  9,545           $  8,930
  Trade receivables, less allowance for doubtful accounts
     of $489 and $338. . . . . . . . . . . . . . . . . . . . . . . .    11,352              8,117
  Receivable from Cadence, net . . . . . . . . . . . . . . . . . . .     2,125              1,094
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,940              5,830
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .     1,690              1,420
  Prepaid expenses and other current assets. . . . . . . . . . . . .     1,118                735
                                                                      ----------         ----------
     Total current assets. . . . . . . . . . . . . . . . . . . . . .    33,770             26,126
Property, plant and equipment, net . . . . . . . . . . . . . . . . .     5,924              5,178
Service spare parts, net . . . . . . . . . . . . . . . . . . . . . .     2,567              2,223
Software development costs, net. . . . . . . . . . . . . . . . . . .     1,446              1,573
Other assets, net. . . . . . . . . . . . . . . . . . . . . . . . . .       607                 84
                                                                      ----------         ----------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 44,314           $ 35,184
                                                                      ----------         ----------
                                                                      ----------         ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,251           $  2,660
  Accrued compensation . . . . . . . . . . . . . . . . . . . . . . .     2,036              1,629
  Accrued warranty . . . . . . . . . . . . . . . . . . . . . . . . .       500                801
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . .     1,727              2,291
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . .       979                 --
  Other current liabilities. . . . . . . . . . . . . . . . . . . . .       750                810
  Capital lease obligations - current. . . . . . . . . . . . . . . .       247                164
                                                                      ----------         ----------
     Total current liabilities . . . . . . . . . . . . . . . . . . .     8,490              8,355
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .       417                291
Capital lease obligations, net of current portion. . . . . . . . . .       278                 54
Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . .       270                 --
Commitments
Shareholders' equity:
  Preferred stock, $.01 par value, authorized 10,000,000
     shares; none issued and outstanding . . . . . . . . . . . . . .        --                 --
  Common stock, $.01 par value, authorized 15,000,000 shares;
     6,726,257 and 6,699,803 issued and outstanding. . . . . . . . .        67                 67
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . .    22,676             20,467
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . .    12,116              5,950
                                                                      ----------         ----------
     Total shareholders' equity. . . . . . . . . . . . . . . . . . .    34,859             26,484
                                                                      ----------         ----------
     Total liabilities and shareholders' equity. . . . . . . . . . .  $ 44,314           $ 35,184
                                                                      ----------         ----------
                                                                      ----------         ----------


   The accompanying notes are an integral part of these financial statements.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                          Additional                      Total
                                                                  Common Stock              Paid-in       Retained     Shareholders'
                                                              Shares         Amount         Capital       Earnings        Equity
                                                           ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1993 . . . . . . . . . . . . . .         6,324       $     63       $  13,509      $   1,532      $  15,104
  Contributed capital. . . . . . . . . . . . . . . . .            --             --           1,255             --          1,255
  Net income . . . . . . . . . . . . . . . . . . . . .            --             --              --          1,910          1,910
                                                           ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1994 . . . . . . . . . . . . . .         6,324             63          14,764          3,442         18,269

  Contributed capital. . . . . . . . . . . . . . . . .            --             --             177             --            177
  Net proceeds from initial public offering. . . . . .           375              4           3,253             --          3,257
  Stock issued under employee stock option plans . . .             1             --               3             --              3
  Dividend to Cadence. . . . . . . . . . . . . . . . .            --             --              --         (1,027)        (1,027)
  Tax benefit from Cadence stock option
     transactions by IMS employees . . . . . . . . . .            --             --           2,270             --          2,270
  Net income . . . . . . . . . . . . . . . . . . . . .            --             --              --          3,535          3,535
                                                           ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1995 . . . . . . . . . . . . . .         6,700             67          20,467          5,950         26,484

  Stock issued under employee stock plans. . . . . . .            26             --             288             --            288
  Tax benefit from Cadence stock option
     transactions by IMS employees . . . . . . . . . .            --             --           1,921             --          1,921
  Net income . . . . . . . . . . . . . . . . . . . . .            --             --              --          6,166          6,166
                                                           ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1996 . . . . . . . . . . . . . .         6,726       $     67       $  22,676     $   12,116      $  34,859
                                                           ------------   ------------   ------------   ------------   ------------
                                                           ------------   ------------   ------------   ------------   ------------


   The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           Year ended December 31,
                                                                  ----------------------------------------
                                                                     1996           1995           1994
                                                                  ----------     ----------     ----------
Cash flows from operating activities:
  Cash received from customers . . . . . . . . . . . . . . .      $  47,958      $  36,994      $  29,565
  Interest received. . . . . . . . . . . . . . . . . . . . .            428            320            203
  Payments to suppliers. . . . . . . . . . . . . . . . . . .        (22,782)       (16,986)       (13,030)
  Payments to employees. . . . . . . . . . . . . . . . . . .        (17,717)       (14,082)        (9,792)
  Income taxes paid. . . . . . . . . . . . . . . . . . . . .           (629)          (495)            --
  Other taxes paid . . . . . . . . . . . . . . . . . . . . .         (1,257)          (733)          (575)
  Interest paid. . . . . . . . . . . . . . . . . . . . . . .            (33)           (30)           (28)
                                                                  ----------     ----------     ----------
     Net cash provided by operating activities . . . . . . .          5,968          4,988          6,343
                                                                  ----------     ----------     ----------
Cash flows from investing activities:
  Purchases of equipment and software. . . . . . . . . . . .         (3,299)        (1,874)        (1,724)
  Purchases of service spare parts . . . . . . . . . . . . .         (1,057)          (600)          (295)
  Software development costs . . . . . . . . . . . . . . . .           (715)          (974)        (1,062)
  Purchases of long-term investments . . . . . . . . . . . .           (270)            --             --
                                                                  ----------     ----------     ----------
     Net cash used in investing activities . . . . . . . . .         (5,341)        (3,448)        (3,081)
                                                                  ----------     ----------     ----------
Cash flows from financing activities:
  Principal payments under capital leases. . . . . . . . . .           (300)          (254)          (168)
  Net proceeds from initial public offering. . . . . . . . .             --          3,257             --
  Proceeds from employee stock plans . . . . . . . . . . . .            288              3             --
                                                                  ----------     ----------     ----------
     Net cash provided by (used in) financing activities . .            (12)         3,006           (168)
                                                                  ----------     ----------     ----------
     Net increase in cash and cash equivalents . . . . . . .            615          4,546          3,094
Cash and cash equivalents at beginning of year . . . . . . .          8,930          4,384          1,290
                                                                  ----------     ----------     ----------
Cash and cash equivalents at end of year . . . . . . . . . .      $   9,545      $   8,930      $   4,384
                                                                  ----------     ----------     ----------
                                                                  ----------     ----------     ----------

Reconciliation of net income to net cash provided by
  operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .      $   6,166      $   3,535      $   1,910
  Adjustments to reconcile net income to cash provided
     by operating activities:
     Depreciation and amortization . . . . . . . . . . . . .          3,492          3,071          2,300
     Contributed capital . . . . . . . . . . . . . . . . . .             --            177          1,255
     Provision (benefit) for deferred income taxes . . . . .           (144)          (763)            25
     Increase in deferred compensation . . . . . . . . . . .            270             --             --
  Net change in receivable from Cadence. . . . . . . . . . .         (1,031)          (373)        (1,985)
  (Increase) decrease in trade receivables . . . . . . . . .         (3,235)        (3,693)         1,119
  (Increase) decrease in inventories . . . . . . . . . . . .         (2,110)        (2,606)           670
  (Increase) decrease in prepaid expenses and other
     current assets. . . . . . . . . . . . . . . . . . . . .           (383)          (485)            28
  Decrease in notes receivable . . . . . . . . . . . . . . .             --             --            235
  Increase in income taxes payable . . . . . . . . . . . . .          2,900             --             --
  Increase in accounts payable and accrued expenses. . . . .            607          4,963            507
  Increase (decrease) in deferred revenue. . . . . . . . . .           (564)         1,162            279
                                                                  ----------     ----------     ----------
Net cash provided by operating activities. . . . . . . . . .      $   5,968      $   4,988      $   6,343
                                                                  ----------     ----------     ----------
                                                                  ----------     ----------     ----------




                                                                           Year ended December 31,
                                                                  ----------------------------------------
                                                                     1996           1995           1994
                                                                  ----------     ----------     ----------
Supplemental schedule of noncash financing activities:
  Purchases of assets through capital leases . . . . . . . .      $     607      $     181      $     244
  Tax benefit from Cadence stock option transactions
     by IMS employees. . . . . . . . . . . . . . . . . . . .      $   1,921      $   2,270      $      --
  Noncash dividend to Cadence. . . . . . . . . . . . . . . .      $      --      $   1,027      $      --


   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
   (All numerical references in thousands, except percentages and share data)


1.   COMPANY BACKGROUND AND INITIAL PUBLIC OFFERING:

Integrated Measurement Systems, Inc. (the Company or IMS) commenced operations in August 1983. The Company was independent until acquired by Valid Logic in 1989. In 1991, Valid Logic merged with Cadence Design Systems, Inc. (Cadence) in a transaction accounted for as a pooling. From that time until July 21, 1995, the Company was a wholly owned subsidiary of Cadence.

On July 21, 1995, the Company successfully completed an initial public offering of common stock. A total of 2,990,000 shares were sold at a price of $11 per share. Of these, 375,000 shares were sold by the Company, and 2,615,000 were sold by Cadence. The net proceeds to the Company from this offering, after deduction of expenses directly related to the offering, were $3.3 million, while net proceeds to Cadence amounted to approximately $26.6 million. At
December 31, 1996, Cadence owned 55% of the outstanding common stock of the Company, with the remaining 45% publicly owned.

The Company is engaged in designing, developing, manufacturing, marketing and servicing high-performance engineering Test Stations and test software to test and measure the performance of complex electronic devices. In addition, the Company develops, markets and supports a line of Virtual Test Software that permits design and test engineers to automate test program development and to conduct simulated tests of electronic device designs prior to the fabrication of a prototype of the actual device. Virtual Test Software and related services accounted for approximately 9% of net sales for the year ended December 31, 1996, and 5% of net sales for both of the years ended December 31, 1995 and 1994.

The Company markets and supports its products worldwide through a network of direct sales force personnel, independent distributors and dedicated agents employed by Cadence in international locations.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates
The preparation of financial statements in conformance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
Certain reclassifications have been made in the accompanying financial statements for 1994 and 1995 to conform with the 1996 presentation.

Revenue Recognition
The Company generally recognizes revenue from product sales and software licenses as the product ships and there are no significant obligations remaining. Contract service and support revenues that are billed in advance are recorded as deferred revenue and recognized ratably over the contractual period as the services and support are performed. Revenue from other services, such as consulting and training, is recognized as the related services are performed or when certain milestones are achieved.

Product Warranty
The Company provides a warranty for its products and establishes an estimated accrual at the time of sale considered adequate to cover warranty costs during the warranty period.

Cash and Cash Equivalents
The Company classifies all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. The Company invests with high credit quality financial institutions which bear minimal credit risk.

Inventories
Inventories, consisting principally of computer hardware, electronic sub-assemblies and test equipment, are valued at standard costs which approximate the lower of cost (first-in, first-out) or market. Costs used for inventory valuation purposes include material, labor and manufacturing overhead.

                                                      December 31,
                                                 --------------------
                                                    1996       1995
                                                 ---------  ---------
             Raw materials . . . . . . . . . .   $  4,098   $  2,613
             Work-in-progress. . . . . . . . .      2,912      2,945
             Finished goods. . . . . . . . . .        930        272
                                                 ---------  ---------
             Total inventories . . . . . . . .   $  7,940   $  5,830
                                                 ---------  ---------
                                                 ---------  ---------

Property, Plant and Equipment
Property, plant and equipment is stated at cost and consists principally of computer equipment, furniture and leasehold improvements. Depreciation of computer equipment and furniture is computed principally on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the lease, or the estimated useful lives of the improvements.

                                                      December 31,
                                                 --------------------
                                                    1996       1995
                                                 ---------  ---------
             Leasehold improvements. . . . . .   $    313   $    200
             Computer equipment and
               furniture . . . . . . . . . . .     14,756     13,053
                                                 ---------  ---------
                                                   15,069     13,253

             Less accumulated
               depreciation. . . . . . . . . .     (9,145)    (8,075)
                                                 ---------  ---------
             Net property, plant and
               equipment . . . . . . . . . . .   $  5,924   $  5,178
                                                 ---------  ---------
                                                 ---------  ---------

Service Spare Parts
Service spare parts consist of electronic components which are used to service Test Stations for which the Company has entered into equipment maintenance agreements with customers. Subsequent to December 31, 1995, the Company reclassified its service spare parts from inventory to non-current assets to more accurately reflect the use of such parts in the Company's service business. These assets are not held for sale, diminish in value in a reasonably predictable manner, and therefore are subject to depreciation. Beginning January 1, 1996, depreciation of the Company's service spare parts is being computed on a straight-line basis over the estimated useful lives of the assets, generally eight years, and charged to Cost of Service and Other Sales. Prior to 1996, the Company charged normally recurring adjustments necessary to present inventory at its estimated net realizable value to Cost of Service and Other Sales. In order to reflect this change, the Company recorded a charge to Cost of Service and Other Sales of $327 during the first quarter of 1996, representing the cumulative difference in financial statement carrying value between the depreciated cost under the new accounting method at January 1, 1996 and the net inventory carrying value of the service spare parts assets at December 31, 1995. Cost and accumulated depreciation of service spare parts are as follows:

                                                      December 31,
                                                 --------------------
                                                    1996       1995
                                                 ---------  ---------
             Service spare parts, at cost. . .   $  3,732   $  2,675
             Less accumulated
               depreciation. . . . . . . . . .     (1,165)      (452)
                                                 ---------  ---------

             Net service spare parts . . . . .   $  2,567   $  2,223
                                                 ---------  ---------
                                                 ---------  ---------

Research, Development and Engineering Costs
Research, development and engineering costs are expensed as incurred.

Software Development Costs
The Company capitalizes certain software development costs incurred once technological and economic feasibility of the product has been demonstrated. These capitalized costs are amortized over the estimated economic life of the related product, generally three years, computed principally on a straight-line basis. Amortization is included in Cost of Product Sales in the accompanying Statements of Income. The Company capitalized software development costs amounting to $715, $974 and $1,062 in 1996, 1995 and 1994, respectively.
Related amortization expense of $842, $1,277 and $625 was recorded in 1996, 1995 and 1994, respectively.


                                                      December 31,
                                                 --------------------
                                                    1996       1995
                                                 ---------  ---------
             Software development costs. . . .   $  5,231   $  4,516
             Less accumulated
               amortization. . . . . . . . . .     (3,785)    (2,943)
                                                 ---------  ---------

             Net software development
               costs . . . . . . . . . . . . .   $  1,446   $  1,573
                                                 ---------  ---------
                                                 ---------  ---------

Income Taxes
The Company accounts for income taxes under the asset and liability method as defined by the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement and tax balances of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation Plans
The Company accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

Net Income Per Common and Common Equivalent Share
Net income per share is computed using the weighted average number of common and dilutive common equivalent shares (stock options) assumed to be outstanding during the period, using the treasury stock method. The Company's stock options which were granted during the twelve-month period prior to its initial public offering have been considered outstanding for all periods presented.

3.   CAPITAL LEASE OBLIGATIONS:

The Company leases certain equipment under capital lease agreements. All lease obligations are secured by the related asset. A schedule of future minimum lease payments under capital lease agreements as of December 31, 1996 is as follows:

             1997. . . . . . . . . . . . . . .     $  240
             1998. . . . . . . . . . . . . . .        169
             1999. . . . . . . . . . . . . . .        175
                                                   -------

             Total minimum payments. . . . . .        584
             Amount representing interest. . .        (59)
                                                   -------

             Present value of future minimum
               lease payments. . . . . . . . .        525
             Less current portion. . . . . . .       (247)
                                                   -------

             Long-term capital lease
               obligation. . . . . . . . . . .     $  278
                                                   -------
                                                   -------


4.   COMMITMENTS:

The Company leases its facilities and certain equipment under operating leases that expire from 1998 to 2001. The approximate minimum lease payments under these operating leases at December 31, 1996 are as follows:

             1997. . . . . . . . . . . . . . .   $  1,081
             1998. . . . . . . . . . . . . . .      1,046
             1999. . . . . . . . . . . . . . .        118
             2000. . . . . . . . . . . . . . .         90
             2001. . . . . . . . . . . . . . .         60

Rent expense was approximately $1,189, $1,111 and $875 for the years ended December 31, 1996, 1995 and 1994, respectively.


5.   LINE OF CREDIT:

In December 1995, the Company secured a revolving line of credit with a bank allowing maximum borrowings of $10,000. The Company can borrow, with interest at the bank's prime lending rate, or if lower, at certain margins above bankers' acceptance on interbank offering rates. There have been no borrowings against the line of credit to date. Certain financial covenants are included in this agreement, which the Company was in compliance with at December 31, 1996. The line of credit is renewable April 30, 1997.


6.   EMPLOYEE SAVINGS PLANS:

The Company has a profit sharing plan and trust that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the terms of the plan, the employees of the Company may make voluntary contributions to the plan as a percentage of compensation, but not in excess of the maximum allowed under the Code. Employees become eligible to participate in the plan upon completion of six months of continuous employment and having attained the age of 21. The Company currently does not match employee contributions and does not intend to do so in the future.

On July 1, 1996, the Company implemented an Executive Deferred Compensation Plan (the "Plan") for the purpose of providing eligible executives and employees with a program for deferring compensation earned during employment. The Plan is intended to constitute an unfunded deferred compensation arrangement for the benefit of a select group of management or highly compensated employees of the Company. Under the terms of the Plan, eligible executives and employees of the Company may make voluntary contributions to the Plan as a percentage of compensation, but not in excess of limitations stated in the Plan. The Company has invested these voluntary contributions in a variety of investment funds for the intended use of paying plan benefits when participating executives and employees become eligible to receive such benefits under the terms of the Plan. These investments have been included in Other Assets in the accompanying Balance Sheets. The Company currently does not match executive or employee contributions and does not intend to do so in the near future.


7.   EMPLOYEE AND DIRECTOR STOCK PLANS:

On May 10, 1995, the Company's Board of Directors approved the adoption of the 1995 Stock Incentive Plan (the 1995 Plan) pursuant to which 1,250,000 shares of the Company's Common Stock have been reserved for issuance. Subsequent to December 31, 1996, the Company's Board of Directors approved an amendment to reserve an additional 600,000 shares of Common Stock for issuance under the 1995 Plan. This amendment remains subject to shareholder approval. Under the 1995 Plan, incentive stock options may be granted to selected employees. Options under the 1995 Plan vest ratably over a four-year period from the date of grant, expire ten years from the date of grant, and are exercisable at prices generally not less than the fair market value at the grant date. During 1996, the Company cancelled and reissued certain incentive stock options granted to non-officer employees. The reissued options were granted at fair market value on the date of reissuance and have been reflected in the following table as cancellations and new grants. These options vest ratably over four years from the date of the reissuance.

On May 10, 1995, the Board of Directors approved the adoption of the 1995 Stock Option Plan for Nonemployee Directors (the "Nonemployee Director Plan") pursuant to which 250,000 shares of the Company's Common Stock have been reserved for issuance. The Nonemployee Director Plan covers directors who are not employees of the Company. The Nonemployee Director Plan allows for the automatic grant of 10,000 options upon becoming a director and 3,000 options annually thereafter. Grants to-date have been made at fair market value on the date of grant. These options vest ratably over three years from the date of grant. Since consummation of the Company's initial public offering, 65,000 stock options were awarded under the Nonemployee Director Plan.

On May 6, 1996, the shareholders approved the adoption of the 1995 Employee Stock Purchase Plan (the "ESPP") pursuant to which 250,000 shares of the Company's Common Stock have been reserved for issuance to participating employees, of which 18,641 shares have been issued as of December 31, 1996. Each eligible employee may elect to contribute up to 10 percent of their cash compensation during each pay period. The ESPP provides for two semi-annual offering periods, beginning February 1 and August 1 of each year. During the offering periods, participants accumulate funds in an account via payroll deduction. At the end of each six-month offering period, the purchase price is determined and the accumulated funds are used to automatically purchase shares of the Company's Common Stock. The purchase price per share is equal to 85 percent of the lower of the fair market value of the Common Stock (a) on the Enrollment Date of the offering period or (b) on the date of the purchase.

During 1995, the Financial Accounting Standards Board issued SFAS 123 which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed in APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in the Statement had been applied.

The Company has elected to account for its stock-based compensation plan under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1996 and 1995 using the Black-Scholes option-pricing model as prescribed by SFAS 123, using the following weighted average assumptions for grants in 1996 and 1995:

             Risk-free interest rate . . . . .   6%
             Expected dividend yield . . . . .   0%
             Expected life . . . . . . . . . .   4 years
             Expected volatility . . . . . . .   61%

The total value of options granted during 1996 and 1995 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over four years. If the Company had accounted for these plans in accordance with SFAS 123, the Company's net income and net income per share would have decreased as reflected in the following pro forma amounts:

                                                Year ended December 31,
                                                -----------------------
                                                     1996       1995
                                                ----------   ----------
             Net income:
               As reported . . . . . . . . . .  $   6,166    $   3,535
               Pro forma . . . . . . . . . . .  $   5,092    $   3,194
             Net income per share:
               As reported . . . . . . . . . .  $    0.88    $    0.53
               Pro forma . . . . . . . . . . .  $    0.74    $    0.49

The Company has not and does not currently contemplate any plans to issue equity instruments other than options to purchase Common Stock of the Company. Options are issued with an exercise price equal to the price of the closing trade on the Nasdaq National Market on the date of issuance.

A summary of the status of the Company's stock option plans and changes are presented in the following table:

                                                                                Year ended December 31,
                                                                -------------------------------------------------------
                                                                          1996                          1995
                                                                -------------------------     -------------------------
                                                                                Wtd. Avg.                     Wtd. Avg.
                                                                  Shares        Ex. Price       Shares        Ex. Price
                                                                ----------     ----------     ----------     ----------
Options outstanding at beginning of year . . . . . . . . . .      534,264       $    9.36            --       $     --
Granted. . . . . . . . . . . . . . . . . . . . . . . . . . .      442,200           14.57       542,250           9.36
Exercised. . . . . . . . . . . . . . . . . . . . . . . . . .        7,813            9.38           803           8.50
Cancelled. . . . . . . . . . . . . . . . . . . . . . . . . .      107,043           17.91         7,183           9.05
                                                                ----------     ----------     ----------     ----------

Options outstanding at end of year . . . . . . . . . . . . .      861,608        $  10.97       534,264       $   9.36
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------

Exercisable at end of year . . . . . . . . . . . . . . . . .      241,698         $  9.81        78,433       $   8.85
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------

Shares issued under the ESPP . . . . . . . . . . . . . . . .       18,641        $  11.26            --             --
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------

Weighted average fair value of options granted . . . . . . .           --         $  6.85            --       $   4.88
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------

Weighted average fair value of shares issued
   under the ESPP. . . . . . . . . . . . . . . . . . . . . .           --         $  3.87            --             --
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------


The following table sets forth the exercise price range, number of shares outstanding at December 31, 1996, weighted average remaining contractual life, weighted average exercise price, number of exercisable shares and weighted average exercise price of exercisable options by groups of similar price and grant date:

                                     OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                        ---------------------------------------------  ------------------------------
                                          Weighted
                                           Average         Weighted                          Weighted
      Exercise          Outstanding       Remaining        Average                           Average
        Price             shares         Contractual       Exercise     Exercisable          Exercise
        Range           at 12/31/96      Life (Years)       Price         Options             Price
   --------------       ------------    -------------    ------------  -------------    -------------
   $ 8.50-$ 8.50          380,387            8.36          $   8.50       156,973          $   8.50
   $10.00-$12.38           59,761            8.46          $  10.24        29,294          $  10.13
   $12.50-$12.50          162,832            9.37          $  12.50        16,345          $  12.50
   $12.75-$13.13           90,750            9.05          $  12.80        18,583          $  12.75
   $13.25-$24.00          167,878            9.21          $  14.36        20,503          $  14.51


As of December 31, 1996, employees of the Company also held approximately 334,949 Cadence stock options, under the original terms of their issuance.
These options were granted to IMS employees by Cadence prior to 1995 (see Note
1). Upon exercise of Cadence options, proceeds equal to the option exercise price pass to Cadence, and there is no impact on the number of shares of Company stock outstanding.

Certain unvested Cadence stock options held by Company employees will be cancelled as a result of any offering that reduces Cadence's Common Stock ownership in the Company to below certain percentages as specified in the Cadence Stock Option Plans. Cadence will compensate such employees in the form of cash for the value of these unvested stock options. Such pay out will be contingent upon each employees continued employment with the Company for the remaining unvested period related to these options. Compensation expense, equal to the difference of the option price and the fair market value, as defined, of Cadence's Common Stock on the date of cancellation of these options, will be reflected as a charge in the Company's Statements of Income over the remaining vesting period.


8.   INCOME TAXES:

The accompanying Statements of Income present the Company's income tax expense computed on a separate return basis. The taxable income of the Company was included in the Cadence consolidated income tax returns through July 20, 1995. The Company has been filing independent income tax returns since July 21, 1995, the date of the Company's initial public offering.

Income tax liabilities through March 31, 1995, have been settled with Cadence. The settlement with Cadence is reflected as contributed capital in the accompanying Statements of Shareholders' Equity. Income tax liabilities for the period April 1 through July 20, 1995 were settled with Cadence in cash.

The provision (benefit) for income taxes is as follows:

                                     Year ended December 31,
                               --------------------------------
                                 1996        1995        1994
                               --------    --------    --------
Current:
  Federal. . . . . . . . . . . $  3,098    $  2,529    $    934
  State. . . . . . . . . . . .      592         487         226
                               --------    --------    --------
                                  3,690       3,016       1,160

Deferred . . . . . . . . . . .     (144)       (763)         25
                               --------    --------    --------

  Total. . . . . . . . . . . . $  3,546    $  2,253    $  1,185
                               --------    --------    --------
                               --------    --------    --------

The effective tax rate differs from the Federal statutory rate as follows:

                                     Year ended December 31,
                               --------------------------------
                                  1996        1995       1994
                               --------    --------    --------
Federal statutory
  tax rate . . . . . . . . . .    34.0%       34.0%       34.0%
State taxes, net
  of Federal tax
  effect . . . . . . . . . . .     4.1         4.1         4.4
Research and
  development tax credits. . .    (1.9)         --          --
Other, net . . . . . . . . . .     0.3         0.8        (0.1)
                               --------    --------    --------

  Total. . . . . . . . . . . .    36.5%       38.9%       38.3%
                               --------    --------    --------
                               --------    --------    --------

The net deferred tax asset consists of the following tax effects relating to temporary differences:
                                               December 31,
                                       -------------------------
                                            1996          1995
                                       ----------     ----------
Deferred tax assets:
  Inventory valuation. . . . . . .     $     723      $     641
  Accrued vacation and
     other compensation. . . . . .           444            209
  Book in excess of tax
     depreciation. . . . . . . . .            86            194
  Allowance for doubtful
     accounts. . . . . . . . . . .           168            129
  Accrued warranty . . . . . . . .           187            398
  Research and development
     credit carryforward . . . . .           222             --
  Other. . . . . . . . . . . . . .            54            158
                                       ----------     ----------
                                           1,884          1,729
                                       ----------     ----------
Deferred tax liabilities:
  Service spare parts
     valuation . . . . . . . . . .           (69)            --
  Software development
     costs . . . . . . . . . . . .          (542)          (600)
                                       ----------     ----------
                                            (611)          (600)
                                       ----------     ----------

  Net deferred tax asset . . . . .     $   1,273      $   1,129
                                       ----------     ----------
                                       ----------     ----------

The Company's research and development credit carryforwards can be used to reduce future federal and state income tax liabilities and expire in 2004.

For the years ended December 31, 1996 and 1995, income taxes payable have been reduced by $1,921 and $2,270, respectively, for the tax benefit from tax deduction of employee gains upon exercise of Cadence stock options. The tax benefit of the stock option deduction is reflected as an increase in Additional Paid-in Capital in the accompanying Statements of Shareholders' Equity. The employee gains are generally not expenses of the Company for financial reporting purposes, and the exercise of these stock options does not increase the number of shares of Company Common Stock outstanding.

9.   TRANSACTIONS WITH CADENCE:

In certain foreign markets, primarily Europe, Cadence employees act as sales agents for the Company. Cadence is reimbursed its cost plus a fee by the Company through intercompany accounts for related costs incurred on the Company's behalf. Cadence provides selling, service and production support related to the Company's Virtual Test Software. These expenses have been reflected in the accompanying Statements of Income based on contractual agreements with Cadence, which reflect estimated costs required to provide such support. Cadence provides facilities for certain domestic Company sales personnel. Intercompany charges for utilization of these facilities have been reflected in the accompanying Statements of Income as Selling, General and Administrative expense. Certain corporate services such as treasury, tax, legal and risk management have been handled by Cadence in the past and were not significant. The Company has managed these activities independently since the initial public offering. For the years 1996, 1995 and 1994, the costs of the above services provided by Cadence totaled $2,608, $2,698 and $1,883, respectively. In December 1996, the Company sold a mixed-signal Test Station to Cadence, to be used by Cadence's design services group providing engineering test services to their customers, for a purchase price of approximately $1,260.

On March 31, 1995, the Company's Board of Directors approved a non-cash dividend to Cadence in the amount of $1,027 which was the intercompany outstanding balance due from Cadence at March 31, 1995. This dividend has been reflected in the accompanying Statements of Shareholders' Equity. It is the intent of Cadence and the Company to settle all intercompany activity subsequent to March 31, 1995 in cash.


10.  GEOGRAPHIC AND CUSTOMER INFORMATION:

The Company sells to customers located throughout the United States, Asia-Pacific and Europe. Credit evaluations of its customers' financial conditions are performed periodically, and the Company generally does not require collateral from its customers. The Company maintains reserves for potential credit losses and such losses have been both immaterial and within management's expectations.

In 1996, 1995, and 1994, one customer accounted for 36 percent, 30 percent and 22 percent of net sales, respectively. The concentrations of credit risk with respect to trade receivables are, in management's opinion, considered minimal due to the size and financial stability of the Company's customers.

Export sales represent sales to the Company's customers throughout Asia-Pacific and Europe. Sales by customer geographic region, generally denominated in U.S. dollars, were:

                                         Year ended December 31,
                                  --------------------------------------
                                    1996           1995           1994
                                  ----------    ----------    ----------
          United States. . . .    $  37,591     $  27,854     $  18,132
          Asia-Pacific . . . .        8,999         8,403         7,755
          Europe . . . . . . .        3,790         4,656         3,982
          Other. . . . . . . .          457           180           183
                                  ----------    ----------    ----------

             Total . . . . . .    $  50,837     $  41,093     $  30,052
                                  ----------    ----------    ----------
                                  ----------    ----------    ----------

Like most high technology, high growth companies, IMS faces certain business risks which may impact the Company's results of operations. For further discussion of such risks, see Management's Discussion and Analysis of Financial Condition and Results of Operations.


11.  SUBSEQUENT EVENT:

In February, 1997, the Company issued an additional 700,000 shares of Common Stock, and Cadence sold 950,000 shares of the Company's Common Stock in a registered public stock offering. Net proceeds to the Company amounted to $13.4 million. Subsequent to this offering, Cadence owns approximately 37% of the Company's Common Stock.

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                      (In thousands, except per share data)

                                                                      Quarter ended
                                                  ---------------------------------------------------------
                                                    March 31       June 30      September 30   December 31
                                                  ---------------------------------------------------------

1996
Net sales                                          $   11,915     $   12,612     $   12,737     $   13,573
Gross margin                                       $    7,507     $    8,104     $    8,290     $    8,798
Operating income                                   $    2,071     $    2,319     $    2,382     $    2,723
Net income                                         $    1,346     $    1,398     $    1,637     $    1,785
Net income per common and common
  equivalent share                                 $     0.19     $     0.20     $     0.23     $     0.25
-----------------------------------------------------------------------------------------------------------

1995
Net sales                                          $    9,084     $    9,849     $   10,496     $   11,664
Gross margin                                       $    5,446     $    5,986     $    6,570     $    7,325
Operating income                                   $      965     $    1,189     $    1,392     $    1,923
Net income                                         $      627     $      771     $      941     $    1,196
Net income per common and common
  equivalent share                                 $     0.10     $     0.12     $     0.14     $     0.17
-----------------------------------------------------------------------------------------------------------


                      INTEGRATED MEASUREMENT SYSTEMS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                                       Additions
                                                      Charged to
                                       Beginning        Cost &                        Ending
  Description                           Balance        Expenses       Deductions     Balance
---------------                         -------        --------       ----------     -------
Year ended December 31, 1994
  Allowance for doubtful accounts          147             69             (34)         182

Year ended December 31, 1995
  Allowance for doubtful accounts          182            220             (64)         338


Year ended December 31, 1996
  Allowance for doubtful accounts          338            151              --          489


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Integrated Measurement Systems, Inc.:

We have audited, in accordance with generally accepted auditing standards, the financial statements of Integrated Measurement Systems, Inc. included in the 1996 Form 10-K annual report and have issued our report thereon dated January 24, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Valuation and Qualifying accounts schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       ARTHUR ANDERSEN LLP

Portland, Oregon
January 26, 1996