Form 10-Q
period 1997-03-31
INTEGRATED MEASUREMENT SYSTEMS INC /OR/
filed 1997-05-12
CIK 945441

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.   20549


--------------------------------------------------------------------------------


                                      FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTER ENDED MARCH 31, 1997

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


                                      NO CHANGE
                       Former name, former address, and former
                      fiscal year, if changed since last report

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

At April 30, 1997, there were 7,477,893 shares of Integrated Measurement Systems, Inc. common stock, $0.01 par value, outstanding.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

                         INTEGRATED MEASUREMENT SYSTEMS, INC.

                                  INDEX TO FORM 10-Q





PART I         FINANCIAL INFORMATION                                 PAGE NUMBER
------------------------------------                                 -----------

   Item 1.   Financial Statements

             Statements of Income for the three months
              ended March 31, 1997 and 1996                                  3

             Balance Sheets as of March 31, 1997 and December 31, 1996      4

             Statements of Cash Flows for the three months
              ended March 31, 1997 and 1996                                  5

             Notes to the Financial Statements                            6-7


   Item 2.   Management's Discussion and Analysis of
              Results of Operations and Financial Condition               8-11



PART II        OTHER INFORMATION
--------------------------------

   Item 2.   Changes in Securities.                                        12

   Item 6.   Exhibits and Reports on Form 8-K.                             12



SIGNATURES                                                                 13
----------

                           PART 1.   FINANCIAL INFORMATION

  ITEM 1.        FINANCIAL STATEMENTS

                         INTEGRATED MEASUREMENTS SYSTEMS, INC.
                                 STATEMENTS OF INCOME
                      (In thousands, except net income per share)
                                     (Unaudited)

                                                            Three Months Ended
                                                                  March 31,
                                                           1997            1996
                                                           ----            ----

Product sales                                           $ 10,745         $ 9,170
Service and other sales                                    2,535           2,745
                                                         -------         -------
  Net sales                                               13,280          11,915
                                                         -------         -------

Cost of product sales                                      3,804           3,213
Cost of service and other sales                              874           1,195
                                                         -------         -------
  Total cost of sales                                      4,678           4,408
                                                         -------         -------

  Gross margin                                             8,602           7,507

Operating expenses:
  Research, development and engineering                    1,900           1,988
  Selling, general and administrative                      4,019           3,448
                                                         -------         -------
  Total operating expenses                                 5,919           5,436
                                                         -------         -------

  Operating income                                         2,683           2,071

Other income, net                                            192             101
                                                         -------         -------

Income before income taxes                                 2,875           2,172
Provision for income taxes                                 1,050             826
                                                         -------         -------
  Net income                                             $ 1,825         $ 1,346
                                                         -------         -------
                                                         -------         -------
Net income per share                                     $  0.25         $  0.19
                                                         -------         -------
                                                         -------         -------
Weighted average number of common and common
equivalent shares outstanding                              7,376           6,922
                                                         -------         -------
                                                         -------         -------












               SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           INTEGRATED MEASUREMENT SYSTEMS, INC.
                                    BALANCE SHEETS
                          (In thousands, except per share data)

                                                            As of     As of
                                                         March 31,  December 31,
                                                            1997      1996
                                                            ----      ----
                                                        (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                               $ 24,800      $ 9,545
  Trade receivables, less allowance for
  doubtful accounts of $489 and $489                        12,571       11,352
  Receivable from Cadence, net                               1,763        2,125
  Inventories, net                                           8,383        7,940
  Deferred income taxes                                      1,690        1,690
  Prepaid expenses and other current assets                  1,358        1,118
                                                           -------      -------
     Total current assets                                   50,565       33,770

Property, plant and equipment, net                           5,800        5,924
Service spare parts, net                                     2,634        2,567
Software development costs, net                              1,413        1,446
Other assets, net                                              787          607
                                                           -------      -------

    Total assets                                          $ 61,199     $ 44,314
                                                           -------       ------
                                                           -------       ------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $ 2,140      $ 2,251
  Accrued compensation                                       1,842        2,036
  Accrued warranty                                             472          500
  Deferred revenue                                           2,245        1,727
  Income taxes payable                                         665          979
  Other current liabilities                                    970          750
  Capital lease obligations - current                          201          247
                                                           -------      -------
    Total current liabilities                                8,535        8,490

Deferred income taxes                                          417          417

Capital lease obligations, net of current portion              247          278

Deferred compensation                                          331          270

Shareholders' equity:
  Preferred stock, $.01 par value, authorized
   10,000,000 shares; none issued and outstanding                -            -
  Common stock, $.01 par value, authorized
   15,000,000 shares; issued and outstanding                    75           67
   7,477,377 and 6,726,257
  Additional paid-in capital                                37,653       22,676
  Retained earnings                                         13,941       12,116
                                                           -------      -------
  Total shareholders' equity                                51,669       34,859
                                                           -------      -------
  Total liabilities and shareholders' equity              $ 61,199     $ 44,314
                                                           -------      -------
                                                           -------      -------

              SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                          INTEGRATED MEASUREMENT SYSTEMS, INC.
                               STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                         1997           1996
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                        $    13,187   $    11,293
Interest received                                           200           110
Payments to suppliers                                    (5,279)       (5,230)
Payments to employees                                    (5,401)       (4,389)
Income taxes paid                                          (354)           (5)
Other taxes paid                                           (271)         (424)
Interest paid                                               (11)          (14)
                                                     ----------    ----------
  Net cash provided by operating activities               2,071         1,341
                                                     ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment                                   (360)        (1,036)
 Purchases of long-term investments                        (61)            --
 Additions to service spare parts                         (309)          ( 23)
 Software development costs                               (148)          (170)
                                                     ----------    ----------
 Net cash used in investing activities                    (878)        (1,229)
                                                     ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments under capital leases                   (76)           (60)
 Net proceeds from secondary offering                   13,626             --
 Proceeds from employee stock option exercises             512              4
 Net cash provided by (used in) financing activities    14,062            (56)

Net increase in cash and cash equivalents               15,255             56
Beginning cash and cash equivalents balance              9,545          8,930
                                                     ----------    ----------
Ending cash and cash equivalents balance           $    24,800     $    8,986
                                                     ----------    ----------
                                                     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $    1,825      $    1,346
 Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation and amortization                           956           1,007
  Net change in payable to or receivable from Cadence     458             224
  Increase in trade receivables                        (1,219)         (1,242)
  Increase in inventories                                 (443)          (790)
  Decrease (increase) in prepaid expenses
  and other current assets                                (240)             1
  Increase in current tax liability                        696            691
  (Decrease) increase in accounts payable
   and accrued liabilities                                (541)           545
  Increase in deferred compensation                         61             --
  (Decrease) increase in deferred revenue                  518           (441)
                                                         ------         ------
 Net cash provided by operating activities          $    2,071     $    1,341
                                                         ------         ------
                                                         ------         ------
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Purchase of assets through capital lease            $       --     $       29
                                                         ------         ------
                                                         ------         ------
Tax benefit from stock option transactions          $    1,010     $      626
                                                         ------         ------
                                                         ------         ------


              SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                         INTEGRATED MEASUREMENT SYSTEMS, INC.
                          NOTES TO THE FINANCIAL STATEMENTS
                                    (In thousands)
                                     (Unaudited)

 (1)    BASIS OF PRESENTATION

        The interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the management of the Company believe that the disclosures are adequate to make the information presented not misleading. Interim financial statements are by necessity somewhat tentative; judgments are used to estimate interim amounts for items that are normally determinable only on an annual basis. The financial information as of December 31, 1996 is derived from the Company's audited financial statements.

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


(2)     INVENTORIES

        Inventories, consisting principally of computer hardware, electronic sub-assemblies and test equipment, are valued at standard costs which approximate the lower of cost (first-in, first-out) or market. Costs utilized for inventory valuation purposes include material, labor and manufacturing overhead. Inventories consists of the following:

                                                       March 31,    December 31,
                                                            1997           1996
            Raw Materials. . . . . . . . . . . .      $    4,946     $    4,098
            Work-in-progress . . . . .  .  . . . .         3,048          2,912
            Finished Goods . . . . . . . . . . . .           389            930
                                                      ----------     ----------
                                                      $    8,383     $    7,940
                                                      ----------     ----------
                                                      ----------     ----------

(3)    EARNINGS PER SHARE

       Net income per common and common equivalent share, as presented on the accompanying Statements of Income is calculated by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method in accordance with APB Opinion 15, "Earnings per Share." The Company's common stock equivalents consist of dilutive shares issuable upon the exercise of outstanding common stock options.

       In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," superseding Opinion 15. SFAS 128 requires the calculation and disclosure of Basic Earnings per Share and Diluted Earnings per Share, effective for both interim and annual periods ending after December 15, 1997. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS 128. In accordance with the provisions of SFAS No. 128, the Company is providing pro forma disclosure of the effects of this accounting change on reported earnings per share (EPS) data as follows:

                                                    Three months ended,
                                                          March 31,
                                                       1997           1996
                                                       ----           ----
           Primary EPS as reported. . . . . . . .  $   0.25      $    0.19
           Effect of SFAS No. 128 . . . . . . . .      0.01           0.01
                                                   --------      ---------
           Basic EPS as restated  . . . . . . . .  $   0.26      $    0.20
                                                   --------      ---------
                                                   --------      ---------

           Primary EPS as reported. . . . . . . .  $   0.25      $    0.19
           Effect of SFAS No. 128 . . . . . . . .        --           0.01
                                                   ---------     ---------
           Diluted EPS as restated . . . . . . .   $    0.25     $    0.20
                                                   ---------     ---------
                                                   ---------     ---------


           Weighted average common shares
           outstanding for
              Basic EPS. . . . . . . . . . . . .       7,066         6,700
           Common stock options issuable under
              treasury stock method  . . . . . .         310           190
                                                   ---------     ---------
           Weighted average common and common
           equivalent
              shares outstanding for Diluted EPS.      7,376         6,890
                                                   ---------     ---------
                                                   ---------     ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All numerical references are in thousands, except for percentages and per share data)

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT, AS WELL AS THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO, AND THE MANAGEMENT DISCUSSION AND ANALYSIS PRESENTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996. THIS QUARTERLY REPORT, INCLUDING THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS CERTAIN STATEMENTS, TREND ANALYSIS AND OTHER INFORMATION THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT, WHICH MAY INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS INCLUDING THE WORDS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "INTEND" AND OTHER SIMILAR EXPRESSIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN DUE TO NUMEROUS FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED IN THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996.

RESULTS OF OPERATIONS

NET SALES

Net sales of $13,280 for the three-month period ended March 31, 1997 reflected an increase of $1,365 or 11% from the first quarter of 1996.

The increase in net sales reflects growth in net sales of the Company's MSTS-TM-Test Stations, which generated 18% of net sales during the first quarter of 1997, compared to 6% of net sales in the first quarter 1996. Also contributing to this net sales growth were additional sales of the Company's ATS-TM- FT Test Stations, which contributed 35% and 29% of net sales during the first three months of 1997 and 1996, respectively, and Virtual Test Software and related services, which generated 10% of net sales during the first quarter of 1997, compared to 8% for the first quarter of 1996. Product sales increased 17% in the first quarter of 1997, as compared to the first quarter of 1996, primarily due to the increase is sales of the Company's ATS FT Test Stations and Virtual Test Software discussed above. Service and other sales decreased 8% in the first three months of 1997, from the same period in 1996, reflecting less revenue from refurbishment services, partially offset by increased sales of Virtual Test Software related services.

During the first quarter of 1997, the Company introduced TestDirect-TM-, a new digital Virtual Test productivity tool for mixed-signal test. TestDirect provides test engineers with an automated tool for generating test patterns for automated test equipment from the designer's original simulation environment. This process shortens the overall product development cycle, and improves customers' time-to-market. First customer shipment of beta version TestDirect occurred during the first quarter of 1997. Also introduced during the first quarter of 1997 was the new XTS Test Station, which extends the pin count of the Company's ATS Test Stations to a new high of 576 I/O pins. Actual net sales to be realized in future periods from these new products are subject to many risks, as discussed below under "Future Operating Results."

Sales to the Company's largest customer, Intel, amounted to 28% and 47% of net sales, respectively, during the first three months of 1997 and 1996, respectively. This level of sales to Intel during the first quarter of 1996 reflected Intel's high pent-up demand for the Company's ATS FT Test Stations, which were introduced late in 1995, during the first half of 1996. Customers individually providing less than 10% of net sales generated the remaining 72% and 53% of the Company's net sales for the first quarters of 1997 and 1996, respectively.

GROSS MARGIN

The Company's gross margin of $8,602 in the first quarter of 1997 increased 15% from $7,507 for the same period of 1996. As a percentage of net sales, gross margin increased to 65% for the three months ended March 31, 1997 from 63% for the three months ended March 31, 1996. The two percentage-point increase reflects the benefits of an increase in the proportion of the sales mix coming from higher-margin Virtual Test software and related services during the first three months of 1997 as compared to the first three months of 1996. The gross margins for the Company's Test Stations were 63% for the first quarter of 1997, compared to 64% for the same period of 1996. The Company's systems service business yielded gross margin of 61% during the first three months of 1997, up from 49% during the first quarter of 1996, reflecting the impact of the cumulative depreciation adjustment of the Company's service parts recorded during the first quarter of 1996. Sales of the Company's Virtual Test software and related services yielded gross margins of 81% during the first quarter of 1996, and are expected to provide upward support for the Company's future overall gross margin percentage, if the proportion of net sales contributed by Virtual Test Software and related services continues to increase.

OPERATING EXPENSES

Research, development and engineering expenses decreased slightly to $1,900 for the three months ended March 31, 1997 from $1,988 for the first quarter of 1996. Research, development and engineering expenses amounted to 14% of net sales in the three months ended March 31, 1997, compared to 17% in the three months ended March 31, 1996. The decrease was principally attributable to non-recurring expenses for materials associated with development of certain of the Company's new and future products during the first quarter of 1996.

Selling, general and administrative expenses of $4,019 for the first quarter of 1997 increased 17% from $3,448 for the first quarter of 1996. As a percentage of net sales, selling, general and administrative expense increased to 30% in the three months ended March 31, 1997 from 29% in the three months ended March 31, 1996. The increases in selling, general and administrative expenses, both in absolute dollar amounts and as a percent of net sales, reflect additional commissions on increased revenues, and other expense increases associated with higher headcount in the Company's direct sales function for the Company's Test Station and Virtual Test Software products and services.

OTHER INCOME, NET

Other income, net, increased to $192 in the three months ended March 31, 1997, from $101 in the quarter ended March 31, 1996, reflecting interest income generated on higher cash balances resulting from the net proceeds of the Company's secondary public offering of common stock completed in February 1997, as well as cash generated by operating activities during the past year.

INCOME TAXES

The Company's effective tax rate was 36.5% for the three-month period ended March 31, 1997 and 38% for the three months ended March 31, 1996. The reduction in the effective tax rate reflects the recognition of research and development tax credits during the first quarter of 1997. No research and development tax credits were recognized in the effective rate for the first quarter of 1996 as legislative renewal of the law providing for such credits was delayed beyond the preparation of the first quarter 1996 financial statements.

NET INCOME

As a result of the various factors discussed above, net income for the first quarter of 1997 increased 36% to $1,825 or $0.25 per share compared to $1,346 or $0.19 per share for the corresponding period in 1996.

FUTURE OPERATING RESULTS

Like most high technology and high growth companies, the Company faces certain business risks that could have adverse effects on the Company's results of operations, including, but not limited to the following. Sales of the Company's products to a limited number of customers is expected to continue to account for a significant percentage of net sales over the foreseeable future. The Company purchases some key components from sole or single source vendors for which alternative sources are not currently available. The Company is dependent on high-dollar customer orders, deriving a substantial portion of its net sales from the sale of Test Stations which typically range in price from $0.2 to $1.2 million per unit and may be priced as high as $1.8 million for a single unit. A substantial portion of the Company's net sales are typically realized in the last few weeks of each quarter. As a result, the timing of the receipt and shipment, and the magnitude of the sales price, of a single order can have a significant impact on the Company's net sales and results of operations for a particular quarter and the Company's quarterly net sales and results of operations may be negatively impacted if an order is received too late in a given quarter to permit product shipment and the recognition of revenue during that quarter. A significant portion of the Company's operating expenses are relatively fixed and planned expenditures are based, in part, on anticipated orders. In addition, the need for continued expenditures for research, development and engineering makes it difficult to reduce expenses in a particular quarter if the Company's sales goals for that quarter are not met. The inability to reduce the Company's expenses quickly enough to compensate for any revenue shortfall would magnify the adverse impact of such revenue shortfall on the Company's results of operations. The first quarter of each year typically reflects seasonally slower order input than other quarters. As a result of this seasonality, the Company used backlog to achieve the net sales reported herein for the first quarter of 1997. The Company's future operating results and financial condition are also subject to influences driven by rapid technological changes, a highly competitive industry, a lengthy sales cycle, and the cyclical nature of general economic conditions.

Future operating results will depend on many factors, including demand for the Company's products, the introduction of new products by the Company and by its competitors, industry acceptance of Virtual Test software, the level and timing of available shippable orders and backlog, and the business risks discussed above. There can be no assurance that the Company's net sales will grow or that such growth will be sustained in future periods or that the Company will remain profitable in any future period.

Results of operations for the periods discussed above should not be considered indicative of the results to be expected for any future period, and fluctuations in the operating results may also result in fluctuations in the market price of the Company's common stock.

The Company has thus far avoided any material adverse impact on its results of operations resulting from the risks discussed above. However, no assurance can be given that such risks will not affect the Company's financial position or results of operations in the future.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company's principal sources of liquidity consisted of cash and cash equivalents of approximately $24.8 million, and funds available under an existing bank line of credit of $10.0 million.

The Company generated positive cash flows from operating activities for the three months ended March 31, 1997 of $2,071 compared to $1,341 million for the same period last year. This increase is the net result of higher collections from customers as net sales increase, partially offset by higher payments for suppliers, employees, and income taxes.

The Company's trade receivables have increased to $12.6 million from $11.4 million since December 31, 1996, reflecting the effect of receiving and shipping significant orders late in the first quarter of 1997, as well as extended payment terms granted to certain customers during the fourth quarter of 1996. Inventories have grown by $443 during the first quarter of 1997, reflecting purchases of safety stock for certain critical parts, and of parts associated with the introduction of the Company's MSTS Test Stations. The decrease in accounts payable and accrued liabilities since December 31, 1996 reflects a reduction in purchases of equipment in the first quarter of 1997 compared to the fourth quarter of 1996, as well as the timing of payment processing at the end of March 1997. The increase in deferred revenue reflects the ending of extended warranty periods for certain of the Company's Test Stations sold during 1996, and the invoicing of annual maintenance fees for future periods.

During the first quarter of 1997, the Company invested $360 in property, plant and equipment, as necessary to develop and distribute new and enhanced Test Station and Virtual Test products. Capitalization of software development costs of $148 during the first quarter of 1997 was slightly lower than related amortization of $181.

The Company completed a secondary public offering of its Common Stock in February, 1997, yielding net proceeds, after payment of underwriting commissions and expenses associated with the offering, of approximately $13.4 million. As of March 31, 1997, approximately $260 of these costs remained to be paid and are reflected in Other Current Liabilities in the accompanying Balance Sheets.

During the first quarter of 1997, the Company realized reductions in current tax liabilities of $1,010 resulting from the benefit of tax deductions of employee gains upon exercise of stock options. Of this amount, $908 resulted from exercise stock options of Cadence Design Systems, Inc. (Cadence), the Company's former majority shareholder. The remaining $102 resulted from the exercise of employee stock options for the purchase of the Company's Common Stock. The noncash benefit of the stock option deduction is reflected as an increase to Additional Paid-in Capital in the accompanying Balance Sheets. The employee gains are not expenses of the Company for financial reporting purposes, and the exercise of Cadence stock options does not increase the number of shares of the Company's Common Stock outstanding. The tax benefits realized from the stock option deduction are expected to decrease in the future as employee holdings of Cadence stock options decline due to option exercises and cancellations. The timing and magnitude of this decrease in tax benefits is uncertain as the number of employee stock options which are exercised, and the amount of gains realized upon exercise, will be determined by fluctuations in the market value of Cadence common stock. Such future decreases in the tax benefits from the stock option deduction will increase the amount of the Company's income tax payments and will, consequently, reduce the Company's net cash flows from operating activities.

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

                                       PART II    OTHER INFORMATION
ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended March 31, 1997, the Company made no sales of securities that were not registered under the Securities Act of 1933.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

         27.  Financial Data Schedule



(b)      Reports on Form 8-K:

         One report on Form 8-K was filed on March 25, 1997 and is incorporated herein by reference. The contents of the report are summarized below:

         On March 25, 1997, Integrated Measurement Systems, Inc. announced the introduction of a new Test Station that extends the maximum pin count of the ATS-TM- Advanced Digital Test Station series to a new high of 576 I/O pins.

         On March 31, 1997, Integrated Measurement Systems, Inc. introduced TestDirectTM, a new digital Virtual Test productivity tool for mixed-signal test.

         On April 2, 1997, Integrated Measurement Systems, Inc. announced the introduction of two new e-series data modules designated the 100e for 100 MHz operation and 200e for 200 MHz operation. Developed for use with the ATS-TM-, XTS-TM- and MSTS-TM- Test Stations, the new higher speed e-modules build upon the 60e price/performance standard announced at ITC, 1996.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 1997.


                              INTEGRATED MEASUREMENT SYSTEMS, INC.
                              (Registrant)

                              /s/  SAR RAMADAN
                              ---------------------
                              Sar Ramadan
                              Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)