Form 10-Q
period 1997-06-30
INTEGRATED MEASUREMENT SYSTEMS INC /OR/
filed 1997-08-12
CIK 945441

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.   20549

--------------------------------------------------------------------------------

                                      FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTER ENDED JUNE 30, 1997

                                          or

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File No. 0-26274


--------------------------------------------------------------------------------

                         INTEGRATED MEASUREMENT SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)


OREGON                                       93-0840631
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

9525 S.W. GEMINI DRIVE, BEAVERTON, OR        97008
(Address of principal                        (zip code)
executive offices)

REGISTRANT'S TELEPHONE NUMBER,
INCLUDING AREA CODE:                         (503) 626-7117

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

At July 31, 1997, there were 7,478,767 shares of Integrated Measurement Systems, Inc. common stock, $0.01 par value, outstanding.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

                         INTEGRATED MEASUREMENT SYSTEMS, INC.

                                  INDEX TO FORM 10-Q


PART I   FINANCIAL INFORMATION                                      PAGE NUMBER
                                                                    -----------

    Item 1.   Financial Statements

              Statements of Income for the three months and
                the six months ended June 30, 1997 and 1996

              Balance Sheets as of June 30, 1997 and
                December 31, 1996

              Statements of Cash Flows for the six months
                ended June 30, 1997 and 1996

              Notes to the Financial Statements


    Item 2.   Management's Discussion and Analysis of
                Results of Operations and Financial Condition


PART II       OTHER INFORMATION

    Item 2.   Changes in Securities.

    Item 6.   Exhibits and Reports on Form 8-K.


SIGNATURES

                           PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         INTEGRATED MEASUREMENT SYSTEMS, INC.
                                 STATEMENTS OF INCOME
                     (In thousands, except net income per share)
                                     (Unaudited)




                                                 Three Months Ended            Six Months Ended
                                                      June 30,                     June 30,
                                                 1997          1996           1997           1996
                                                 ----          ----           ----           ----

Product sales                                 $  8,089       $ 10,072       $ 18,834       $ 19,242
Service and other sales                          2,937          2,540          5,472          5,285
                                              --------       --------       --------       --------
     Net sales                                  11,026         12,612         24,306         24,527
                                              --------       --------       --------       --------

Cost of product sales                            2,759          3,632          6,563          6,845
Cost of service and other sales                    993            876          1,867          2,071
                                              --------       --------       --------       --------
     Total cost of sales                         3,752          4,508          8,430          8,916
                                              --------       --------       --------       --------

     Gross margin                                7,274          8,104         15,876         15,611

Operating expenses:
  Research, development and engineering          1,702          1,929          3,602          3,917
  Selling, general and administrative            4,099          3,856          8,118          7,304
                                              --------       --------       --------       --------
     Total operating expenses                    5,801          5,785         11,720         11,221
                                              --------       --------       --------       --------

     Operating income                            1,473          2,319          4,156          4,390

Other income (expense), net                        302            (64)           494             37
                                              --------       --------       --------       --------

Income before income taxes                       1,775          2,255          4,650          4,427
Provision for income taxes                         601            857          1,651          1,683
                                              --------       --------       --------       --------
      Net income                              $  1,174       $  1,398       $  2,999       $  2,744
                                              --------       --------       --------       --------
                                              --------       --------       --------       --------

Net income per share                          $   0.15       $   0.20       $   0.40       $   0.38
                                              --------       --------       --------       --------
                                              --------       --------       --------       --------

Weighted average number of common and common
 equivalent shares outstanding                   7,690          7,140          7,537          7,139
                                              --------       --------       --------       --------
                                              --------       --------       --------       --------

              SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                         INTEGRATED MEASUREMENT SYSTEMS, INC.
                                    BALANCE SHEETS
                          (In thousands, except share data)

                                                    June 30,      December 31,
                                                      1997            1996
                                                      ----            ----
                                                  (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                        $ 26,132          $  9,545
  Trade receivables, less allowance
    for doubtful accounts
    of $530 and $489                                 11,136            11,352
  Receivable from Cadence, net                          302             2,125
  Inventories, net                                    9,711             7,940
  Deferred income taxes                               1,805             1,690
  Prepaid expenses and other
    current assets                                    1,655             1,118
                                                   --------          --------
Total current assets                                 50,741            33,770
                                                   --------          --------

Property, plant and equipment, net                    7,577             5,924
Service spare parts, net                              2,837             2,567
Software development costs, net                       1,435             1,446
Other assets, net                                       875               607
                                                   --------          --------

                                                   $ 63,465          $ 44,314
                                                   --------          --------
                                                   --------          --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                $  2,640          $  2,251
   Accrued compensation                               1,962             2,036
   Accrued warranty                                     408               500
   Deferred revenue                                   2,292             1,727
   Accrued income taxes                                 750               979
   Other current liabilities                            954               750
   Capital lease obligations - current                  209               247
                                                   --------          --------
     Total current liabilities                        9,215             8,490

Deferred income taxes                                   419               417
Capital lease obligations,
 net of current portion                                 215               278
Deferred compensation                                   376               270

Shareholders' equity:
 Preferred stock, $.01 par value,
  authorized 10,000,000 shares;
  none issued and outstanding                             -                 -
 Common stock, $.01 par value,
  authorized 15,000,000 shares;
  issued and outstanding
  7,478,519 and 6,726,257                                75                67
 Additional paid-in capital                          38,050            22,676
 Retained earnings                                   15,115            12,116
                                                   --------          --------
  Total shareholders' equity                         53,240            34,859
                                                   --------          --------

                                                   $ 63,465          $ 44,314
                                                   --------          --------
                                                   --------          --------


              SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                         INTEGRATED MEASUREMENT SYSTEMS, INC.
                               STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)


                                                               Six Months Ended June 30,
                                                                 1997            1996
                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                              $ 26,718          $ 21,430
   Interest received                                              533               217
   Payments to suppliers                                      (10,834)           (9,696)
   Payments to employees                                       (9,340)           (8,583)
   Income taxes paid                                             (769)             (279)
   Other taxes paid                                              (433)             (666)
   Interest paid                                                  (23)              (14)
                                                             --------          --------
     Net cash provided by operating activities                  5,852             2,409
                                                             --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and software                         (2,050)           (2,195)
   Additions to service spare parts                              (637)             (491)
   Software development costs                                    (358)             (377)
   Purchases of long-term investments                            (106)               --
                                                             --------          --------
     Net cash used in investing activities                     (3,151)           (3,063)
                                                             --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under capital leases                       (158)             (126)
   Net proceeds from secondary offering                        13,518                --
   Proceeds from employee stock plans                             526                22
                                                             --------          --------
     Net cash provided by (used in)
       financing activities                                    13,886              (104)
                                                             --------          --------

Net increase (decrease) in cash
   and cash equivalents                                        16,587              (758)
Beginning cash and cash equivalents balance                     9,545             8,930
                                                             --------          --------
Ending cash and cash equivalents balance                     $ 26,132          $  8,172
                                                             --------          --------
                                                             --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $  2,999          $  2,744
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                              1,852             1,728
     Provision for deferred income taxes                         (113)               --
     Capital contribution from Cadence                             91                --
   Net change in receivable from Cadence                        1,998               306
   Decrease (increase) in trade receivables                       216            (3,747)
   Increase in inventories                                     (1,771)             (896)
   Increase in prepaid expenses and other current assets         (537)             (199)
   Increase in current tax liability                              993             1,366
   (Decrease) increase in accounts
     payable and accrued liabilities                             (547)            1,480
   Increase in deferred compensation                              106                --
   Increase (decrease) in deferred revenue                        565              (373)
                                                             --------          --------
     Net cash provided by operating activities               $  5,852          $  2,409
                                                             --------          --------
                                                             --------          --------
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Purchase of assets through capital lease                  $     59          $    298
                                                             --------          --------
                                                             --------          --------
   Tax benefit from stock option transactions                $  1,222          $  1,366
                                                             --------          --------
                                                             --------          --------

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


(2) INVENTORIES

    Inventories, consisting principally of computer hardware, electronic sub-assemblies and test equipment, are valued at standard costs which approximate the lower of cost (first-in, first-out) or market. Costs utilized for inventory valuation purposes include material, labor and manufacturing overhead. Inventories consists of the following:

                                               June 30,     December 31,
                                                 1997          1996
                                                ------        ------
           Raw Materials . . . . . . . . . . .  $4,603        $4,098
           Work-in-progress. . . . . . . . . .   4,755         2,912
           Finished Goods. . . . . . . . . . .     353           930
                                                ------        ------
                                                $9,711        $7,940
                                                ------        ------
                                                ------        ------

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

                                  Three months ended       Six months ended
                                       June 30,                June 30,
                                  1997         1996        1997         1996
                                  ----         ----        ----         ----

Primary EPS as reported. . . . . $ 0.15       $ 0.20      $ 0.40       $ 0.38
Effect of SFAS No. 128 . . . . .   0.01         0.01        0.01         0.03
                                 ------       ------      ------       ------
Basic EPS as restated. . . . . . $ 0.16       $ 0.21      $ 0.41       $ 0.41
                                 ------       ------      ------       ------
                                 ------       ------      ------       ------

Primary EPS as reported. . . . . $ 0.15       $ 0.20      $ 0.40       $ 0.38
Effect of SFAS No. 128 . . . . .     --           --          --         0.01
                                 ------       ------      ------       ------
Diluted EPS as restated. . . . . $ 0.15       $ 0.20      $ 0.40       $ 0.39
                                 ------       ------      ------       ------
                                 ------       ------      ------       ------


Weighted average common shares
   outstanding for Basic EPS . .  7,478        6,701       7,274        6,700
Common stock options issuable
   under treasury stock method .    212          374         263          293
                                 ------       ------      ------       ------
Weighted average common and
   common equivalent shares
   outstanding for
   Diluted EPS . . . . . . . . .  7,690        7,075       7,537        6,993
                                 ------       ------      ------       ------
                                 ------       ------      ------       ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All numerical references are in thousands, except for percentages and per share data)

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT, AS WELL AS THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO, AND THE MANAGEMENT DISCUSSION AND ANALYSIS PRESENTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996. THIS QUARTERLY REPORT, INCLUDING THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS CERTAIN STATEMENTS, TREND ANALYSIS AND OTHER INFORMATION THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT, WHICH MAY INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS INCLUDING THE WORDS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "INTEND" AND OTHER SIMILAR EXPRESSIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN DUE TO NUMEROUS FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED IN THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

NET SALES

Net sales of $11,026 for the three-month period ended June 30, 1997 reflected a decrease of $1,586 or 13% from the second quarter of 1996.

As discussed in prior quarterly and annual reports, the Company is dependent upon high-dollar customer orders, a substantial portion of which are typically realized in the last few weeks of each quarter. During the second quarter of 1997, the delay of purchasing decisions by a few of the Company's mixed-signal and digital Test Station customers, partially offset by increased sales of the Company's Virtual Test Software products, resulted in a 20% decrease in product sales in the second quarter of 1997, as compared to the second quarter of 1996. Service and other sales increased 16% in the three-month period ended June 30, 1997, compared to the same period in 1996, primarily due to increased sales of Virtual Test Software related services.

The delay of customer purchase decisions which resulted in the decrease in net sales discussed above was isolated to the Company's Test Station products. Sales of Virtual Test Software and related services grew, in dollar terms, more than 50% during the second quarter of 1997, compared to the second quarter of 1996, and contributed 13% of the Company's net sales for the three months ended June 30, 1997, compared to 8% for the same period in 1996. The Company's Test Station service business also contributed positive results for the second quarter of 1997, with revenues slightly above the same period in 1996.

During the second quarter of 1997, the Company announced the selection of Ya-Man Ltd., a Tokyo, Japan distributor of IC production and test systems as its sole distributor in Japan, replacing Tokyo Electron Ltd., who was IMS' Japan distributor for a number of years. Ya-Man will provide sales, marketing, applications engineering and customer service support for IMS' product line of engineering Test Stations, including the XL Family, the ATS and XTS Advanced
Digital Test Stations, and the MSTS Mixed-Signal Test Station.   Actual net
sales to be realized in future periods from this new distributor relationship are subject to many risks, including those discussed below under "Future Operating Results."

Sales to the Company's largest customer, Intel, amounted to 16% of net sales during the second quarter of 1997, as compared to 41% of net sales during the second quarter of 1996. The higher level of sales to Intel during the second quarter of 1996 reflected Intel's high pent-up demand for the Company's ATS FT Test Stations, which were introduced late in 1995. Other customers contributing more than 10% of net sales during the second quarter of 1997 included Advanced Micro Devices (14%) and DVS Test, the Company's distributor in southeast Asia (13%). During the second quarter of 1996, Tokyo Electron Ltd., the Company's former distributor for Japan, generated 12% of net sales. Customers individually providing less than 10% of net sales generated the remaining 57% and 47% of the Company's net sales for the second quarter of 1997 and 1996, respectively.

GROSS MARGIN

The Company's gross margin of $7,274 in the second quarter of 1997 decreased 10% from $8,104 for the same period of 1996, as a direct result of the revenue decrease discussed above. As a percentage of net sales, gross margin increased to 66% for the three months ended June 30, 1997 from 64% for the three months ended June 30, 1996. The two-percentage-point increase reflects the increase in the proportion of the sales mix coming from higher-margin Virtual Test software and related services during the second quarter of 1997 as compared to the second quarter of 1996. The gross margins for the Company's Test Stations were 64% for both the three-month periods ended June 30, 1997 and 1996. The Company's systems service business yielded gross margin of 60% and 59% during the second quarters of 1997 and 1996, respectively. Sales of the Company's Virtual Test software and related services yielded gross margins of 82% and 76% during the second quarter of 1997 and 1996, respectively.

OPERATING EXPENSES

Research, development and engineering expenses decreased to $1,702 for the three months ended June 30, 1997 from $1,929 for the second quarter of 1996. The decrease was principally attributable to non-recurring expenses for materials associated with development of certain of the Company's new and future products incurred during the second quarter of 1996. Research, development and engineering expenses amounted to 15% of net sales in the quarter ended June 30, 1997, unchanged from the same period in 1996.

Selling, general and administrative expenses of $4,099 for the second quarter of 1997 increased 6% from $3,856 for the second quarter of 1996. As a percentage of net sales, selling, general and administrative expense increased to 37% in the three months ended June 30, 1997 from 31% in the three months ended June 30, 1996. The increase in selling, general and administrative expenses, in absolute dollar amounts, reflect additional expenses associated with higher headcount in the Company's direct sales function for the Company's Test Station and Virtual Test Software products and services. The increase in selling, general and administrative expenses, as a percent of net sales, was primarily due to the decrease in net sales discussed above.

OTHER INCOME (EXPENSE), NET

Other income, net, amounted to $302 in the three months ended June 30, 1997, compared to other expense, net of $64 in the quarter ended June 30, 1996. This improvement reflects increased interest income generated on higher cash balances resulting from the net proceeds of the Company's secondary public offering of common stock completed in February 1997, as well as cash generated by operating activities during the past year. In addition, other expense, net for the second quarter of 1996 included the non-recurring write-off of expenses associated with the withdrawal of the Company's proposed public stock offering during the second quarter of 1996.

INCOME TAXES

The Company's effective tax rate was 33.9% for the three-month period ended June 30, 1997 and 38% for the three months ended June 30, 1996. The second quarter 1997 effective rate resulted from the application of a 35.5% effective tax rate against the Company's year-to-date income before income taxes. The reduction in the effective tax rate reflects recognition of increased research and development credits anticipated for the 1997 tax year, combined with increased tax benefits expected to be realized from the Company's foreign sales corporation. No research and development tax credits were recognized in the effective rate for the first half of 1996 as legislative renewal of the law providing for such credits was delayed beyond the preparation of the 1996 first half financial statements.

NET INCOME

As a result of the various factors discussed above, net income for the second quarter of 1997 decreased 16% to $1,174 or $0.15 per share compared to $1,398 or $0.20 per share for the corresponding period in 1996.


SIX MONTHS ENDED JUNE 30, 1997 AND 1996

NET SALES

Net sales of $24,306 for the six-month period ended June 30, 1997 reflected an decrease of $221 or 1% from the first half of 1996.

The decrease in net sales for the first half of 1997, compared to the first half of 1996, resulted directly from the second quarter 1997 delay of customer purchase decisions for the Company's Test Station products, as discussed above. Sales of Virtual Test Software and related services grew, in dollar terms, more than 50% during the first half of 1997, compared to the first half of 1996, and generated 12% of the Company's net sales for the six months ended June 30, 1997, compared to 8% for the same period in 1996.
Sales from the Company's Test Station service were roughly flat in the first half of 1997, as compared to the first half of 1996.

During the first quarter of 1997, the Company introduced TestDirect-TM-, a new digital Virtual Test productivity tool for mixed-signal test. TestDirect provides test engineers with an automated tool for generating test patterns for automated test equipment from the designer's original simulation environment. This process shortens the overall product development cycle and improves customers' time-to-market. Customer evaluations of a beta version TestDirect began during the first quarter, and continued during the second quarter of 1997. Production release of TestDirect is expected in the second half of 1997. Also introduced during the first quarter of 1997 was the new XTS Test Station, which extends the pin count of the Company's ATS Test Stations to a new high of 576 I/O pins. The first customer orders for the XTS Test Station were received during the second quarter, and are scheduled for shipment in late 1997. During the second quarter of 1997, the Company announced the selection of Ya-Man Ltd., a Tokyo, Japan distributor of IC production and test systems as its sole distributor in Japan. Ya-Man will provide sales, marketing, applications engineering and customer service support for IMS' product line of engineering Test Stations, including the XL Family, ATS and XTS Advanced Digital Test Stations, and the MSTS Mixed-Signal
Test Station.   Actual net sales to be realized in future periods from these new products and new distributor relationship are subject to many risks, including those discussed below under "Future Operating Results."

Sales to the Company's largest customer, Intel, amounted to 23% and 45% of net sales, respectively, during the first half of 1997 and 1996, respectively. The higher level of sales to Intel during the first half of 1996 reflected Intel's high pent-up demand during the first half of 1996 for the Company's ATS FT Test Stations, which were introduced late in 1995. Customers individually providing less than 10% of net sales generated the remaining 77% and 55% of the Company's net sales for the first six months of 1997 and 1996, respectively.

GROSS MARGIN

The Company's gross margin of $15,876 in the first half of 1997 increased 2% from $15,611 for the same period of 1996. As a percentage of net sales, gross margin increased to 65% for the six months ended June 30, 1997 from 64% for the six months ended June 30, 1996. The increase reflects the increase in the proportion of the sales mix coming from higher-margin Virtual Test software and related services during the first half of 1997 as compared to the first half of 1996. The gross margins for the Company's Test Stations were 64% for the first halves of 1997 and 1996. The Company's systems service business yielded gross margin of 61% during the first six months of 1997, up from 55% during the first half of 1996, reflecting the impact of the cumulative depreciation adjustment of the Company's service parts recorded during the first quarter of 1996. Sales of the Company's Virtual Test software and related services yielded gross margins of 81% and 80% during the first halves of 1997 and 1996, respectively.

OPERATING EXPENSES

Research, development and engineering expenses decreased 8% to $3,602 for the six months ended June 30, 1997 from $3,917 for the first half of 1996.
Research, development and engineering expenses amounted to 15% of net sales in the six months ended June 30, 1997, compared to 16% in the six months ended June 30, 1996. The decrease was principally attributable to non-recurring expenses for materials associated with development of certain of the Company's new and future products during the first half of 1996.

Selling, general and administrative expenses of $8,118 for the first half of 1997 increased 11% from $7,304 for the first half of 1996. As a percentage of net sales, selling, general and administrative expense increased to 33% in the six months ended June 30, 1997 from 30% in the six months ended June 30, 1996. The increase in the absolute dollar amount of selling, general and administrative expenses reflects the impact of additional headcount in the

Company's direct sales function for the Company's Test Station and Virtual Test Software products and services. In addition, selling, general and administrative expenses in the first half of 1997 were higher as a percent of net sales due to the decrease in net sales discussed above.

OTHER INCOME, NET

Other income, net, amounted to $494 in the six months ended June 30, 1997, compared to $37 in the six months ended June 30, 1996. This improvement reflects increased interest income generated on higher cash balances resulting from the net proceeds of the Company's secondary public offering of common stock completed in February 1997, as well as cash generated by operating activities during the past year. In addition, other income, net for the first half of 1996 included the non-recurring write-off of expenses associated with the withdrawal of the Company's proposed public stock offering during the second quarter of 1996.

INCOME TAXES

The Company's effective tax rate was 35.5% for the six-month period ended June 30, 1997 and 38% for the six months ended June 30, 1996. The reduction in the effective tax rate reflects recognition of increased research and development credits anticipated for the 1997 tax year, combined with increased tax benefits expected to be realized from the Company's foreign sales corporation. No research and development tax credits were recognized in the effective rate for the first half of 1996 as legislative renewal of the law providing for such credits was delayed beyond the preparation of the 1996 first-half financial statements.

NET INCOME

As a result of the various factors discussed above, net income for the first half of 1997 increased 9% to $2,999 or $0.40 per share compared to $2,744 or $0.38 per share for the corresponding period in 1996.

FUTURE OPERATING RESULTS

Company management is planning a methodical return to quarterly net sales and net income levels similar to recent historical results achieved by the Company prior to the second quarter of 1997. Management emphasis is expected to be focused on increasing the Company's customer order backlog, in order to minimize the potential impact on the Company's results of operations associated with delays of customer orders similar to those experienced in the second quarter of 1997, and the other business risks discussed below. During the next several quarters, management's focus on building backlog is expected to result in year-over-year growth rates for net sales and net income lower than the growth rates achieved by the Company during 1996 and the first quarter of 1997.

Like most high technology and high growth companies, the Company faces certain business risks that could have adverse effects on the Company's results of operations, including, but not limited to the following. Sales of the Company's products to a limited number of customers are expected to continue to account for a significant percentage of net sales over the foreseeable future. The Company purchases some key components from sole or single source vendors, for which alternative sources are not currently available. The Company is dependent on high-dollar customer orders, deriving a substantial portion of its net sales from the sale of Test Stations which typically range in price from $0.2 to $1.2 million per unit and may be priced as high as $1.8 million for a single unit. A substantial portion of the Company's net sales are typically realized in the last few weeks of each quarter. As evidenced by the impact of the second quarter 1997 delay of orders for the Company's Test Station products discussed above, the timing of the receipt and shipment, and the magnitude of the sales price, of a single order can have a significant impact on the Company's net sales and results of operations for a particular quarter and the Company's quarterly net sales and results of operations may be negatively impacted if an order is received too late in a given quarter to permit product shipment and the recognition of revenue during that quarter. A significant portion of the Company's operating expenses are relatively fixed and planned expenditures are based, in part, on anticipated orders. In addition, the need for continued expenditures for research, development and engineering makes it difficult to reduce expenses in a particular quarter if the Company's sales goals for that quarter are not met. The inability to reduce the Company's expenses quickly enough to compensate for any revenue shortfall would magnify the adverse impact of such revenue shortfall on the Company's results of operations. The Company's future operating results and financial condition are also subject to influences driven by rapid technological changes, a highly competitive industry, a lengthy sales cycle, and the cyclical nature of general economic conditions.

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

As discussed above, the Company's results of operations were adversely impacted by the timing of the receipt and shipment of a few orders for the Company's Test Station products during the second quarter of 1997. No assurance can be given that this risk will not recur, or that other risks faced by the Company will not affect the Company's financial position or results of operations in future periods.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the company's principal sources of liquidity consisted of cash and cash equivalents of $26.1 million, and funds available under an existing bank line of credit of $10.0 million.

The company's net cash provided by operating activities increased to $5.8 million during the first six months of 1997 from $2.4 million for the six-month period ended June 30, 1996. Cash received from customers increased 25% from $21.4 million during the first half of 1996 to $26.7 million during the first half of 1997. Combined payments to suppliers and employees increased 11% from $18.3 million during the first six months of 1996 to $20.2 million for the first six months of 1997. The increases in cash received from customers reflects the collection of amounts due from customers resulting from sales during the last quarter of 1996 and first quarter of 1997, which were higher than the net sales in the corresponding periods one year earlier. The increases in payments to suppliers and employees are directly related to increases in the Company's inventories and operating expenses. The Company's trade receivables and net receivables from Cadence decreased to a combined $11.4 million at June 30, 1997 from $13.5 million at December 31, 1996, reflecting the effect of the net sales shortfall for the second quarter of 1997, as discussed above. Inventories have grown by $1.8 million during the first six months of 1997, reflecting the production of Test Stations not shipped at the end of the second quarter of 1997 due to the above discussed delay of orders, as well as purchases of safety stock for certain critical parts, and of parts associated with the introduction of the
Company's MSTS Test Stations.   The increase in accounts payable and accrued
liabilities since December 31, 1996, reflects an increase in investments in computer and demonstration equipment during the second quarter of 1997, as compared to the fourth quarter of 1996. The increase in deferred revenue reflects the ending of extended warranty periods for certain of the Company's Test Stations sold during 1996, and the invoicing of annual maintenance fees for future periods.

During the first six months of 1997, the company invested $2.1 million in property, plant and equipment as necessary to develop and distribute new and enhanced Test Station and Virtual Test products. Capitalization of software development costs of $358 during the first half of 1997 was slightly lower than related amortization of $369.

The Company completed a secondary public offering of its Common Stock in February 1997, yielding net proceeds, after payment of underwriting commissions and expenses associated with the offering, of approximately $13.4 million. As of June 30, 1997, approximately $152 of these costs remained to be paid and are reflected in Other Current Liabilities in the accompanying Balance Sheets.

During the first six months of 1997, the Company realized reductions in current tax liabilities of $1,222 resulting from the benefit of tax deductions of employee gains upon exercise of stock options. Of this amount, $1,120 resulted from the exercise of stock options of Cadence Design Systems, Inc. (Cadence), the Company's former majority shareholder. The remaining $102 resulted from the exercise of employee stock options for the purchase of the Company's Common Stock. The noncash benefit of the stock option deduction is reflected as an increase to Additional Paid-in Capital in the accompanying Balance Sheets. The employee gains are not expenses of the Company for financial reporting purposes, and the exercise of Cadence stock options does not increase the number of shares of the Company's Common Stock outstanding. The tax benefits realized from the stock option deduction are expected to decrease in the future as employee holdings of Cadence stock options decline due to option exercises and cancellations. The timing and magnitude of this decrease in tax benefits is uncertain as the number of employee stock options which are exercised, and the amount of gains realized upon exercise, will be determined by fluctuations in the market value of Cadence common stock. Such future decreases in the tax benefits from the stock option deduction will increase the amount of the Company's income tax payments and will, consequently, reduce the Company's net cash flows from operating activities.

The Company believes that cash on hand and cash generated from operations, as well as cash available from the Company's existing $10.0 million short-term line of credit, will be sufficient to meet the Company's working capital and other cash requirements for at least the next twelve months. There are currently no borrowings against the short-term line of credit. Company management is continually evaluating opportunities to develop and introduce new products, and to acquire complementary businesses or technologies. At present, the Company has no significant understandings, commitments or agreements with respect to any such opportunities. Any transactions resulting from such opportunities, if consummated, may require the use of some of the Company's cash or necessitate funding from other sources.

                             PART II    OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended June 30, 1997, the Company made no sales of securities that were not registered under the Securities Act of 1933.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

         27.  Financial Data Schedule


(b)      Reports on Form 8-K:

         One report on Form 8-K was filed on June 26, 1997, and is incorporated herein by reference. The contents of the report are summarized below:

         On May 2, 1997, Integrated Measurement Systems, Inc. announced the addition of Milton R. Smith as a member of the IMS board of directors.

         On May 20, 1997, Integrated Measurement Systems, Inc. announced selection of Ya-Man, Ltd., a Tokyo, Japan distributor of IC production and test systems as its sole distributor in Japan.

         On June 18, 1997, Integrated Measurement Systems, Inc. announced that, for the fourth consecutive year, it has received the VLSI Research, Inc. 10 BEST Award for Test and Material Handling Equipment in Customer Satisfaction.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 1997.

                                       INTEGRATED MEASUREMENT SYSTEMS, INC.
                                       (Registrant)


                                       /s/ Sar Ramadan
                                       ------------------------
                                       Sar Ramadan
                                       On behalf of the Registrant,
                                       and as Principal Financial Officer