Form 10-Q
period 1997-09-30
INTEGRATED MEASUREMENT SYSTEMS INC /OR/
filed 1997-11-12
CIK 945441

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549



-----------------------------------------------------------------------

                           FORM 10-Q

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                               OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File No. 0-26274

-----------------------------------------------------------------------


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

-----------------------------------------------------------------------


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
Yes   X          No
    -------         --------

At October 31, 1997, there were 7,505,218 shares of Integrated Measurement Systems, Inc. common stock, $0.01 par value, outstanding.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

              INTEGRATED MEASUREMENT SYSTEMS, INC.

                       INDEX TO FORM 10-Q



PART I     FINANCIAL INFORMATION                        Page Number
--------------------------------                        -----------

  Item 1.  Financial Statements

           Statements of Income for the three
           months and the nine months ended
           September 30, 1997 and 1996

           Balance Sheets as of September 30,
           1997 and December 31,1996

           Statements of Cash Flows for the
           nine months ended September 30,
           1997 and 1996

           Notes to the Financial Statements


  Item 2.  Management's Discussion and Analysis
           of Results of Operations and Financial
           Condition



PART II    OTHER INFORMATION
----------------------------

  Item 2.  Changes in Securities.

  Item 6.  Exhibits and Reports on Form 8-K.



SIGNATURES
----------

                PART I.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           INTEGRATED MEASUREMENT SYSTEMS, INC.
                                   STATEMENTS OF INCOME
                      (In thousands, except net income per share)
                                        (Unaudited)

                                               Three Months Ended    Nine Months Ended
                                                  September 30,        September 30,
                                                1997      1996       1997      1996
                                                ----      ----       ----      ----
Product sales                                 $ 9,068  $ 10,183   $ 27,902   $ 29,425
Service and other sales                         2,999     2,554      8,471      7,839
                                               ------  --------   --------   --------
     Net sales                                 12,067    12,737     36,373     37,264
                                               ------  --------   --------   --------

Cost of product sales                           3,124     3,515      9,687     10,360
Cost of service and other sales                   903       932      2,770      3,003
                                               ------  --------   --------   --------
     Total cost of sales                        4,027     4,447     12,457     13,363
                                               ------  --------   --------   --------

     Gross margin                               8,040     8,290     23,916     23,901

Operating expenses:
  Research, development and engineering         1,806     1,750      5,408      5,667
  Selling, general and administrative           4,163     4,158     12,281     11,462
                                               ------  --------   --------   --------
     Total operating expenses                   5,969     5,908     17,689     17,129
                                               ------  --------   --------   --------

     Operating income                           2,071     2,382      6,227      6,772

Other income, net                                 229        98        723        135
                                               ------  --------   --------   --------

Income before income taxes                      2,300     2,480      6,950      6,907
Provision for income taxes                        782       843      2,433      2,526
                                               ------  --------   --------   --------
      Net income                               $1,518   $ 1,637    $ 4,517    $ 4,381
                                               ------  --------   --------   --------
                                               ------  --------   --------   --------

Net income per share                           $ 0.19   $  0.23    $  0.59    $  0.63
                                               ------  --------   --------   --------
                                               ------  --------   --------   --------

Weighted average number of common and common
 equivalent shares outstanding                  7,863     6,975      7,717      6,972
                                               ------  --------   --------   --------
                                               ------  --------   --------   --------



            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

              INTEGRATED MEASUREMENT SYSTEMS, INC.
                         BALANCE SHEETS
               (In thousands, except share data)


                                               September 30,    December 31,
                                                   1997            1996
                                                   ----            ----
                                                        (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                      $  13,833        $  9,545
 Short-term investments                            11,311            --
 Trade receivables, less allowance for
  doubtful accounts of $629 and $489               12,770          11,352
 Receivable from Cadence, net                        --             2,125
 Inventories                                       10,336           7,940
 Deferred income taxes                              1,966           1,690
 Prepaid expenses and other current assets          1,631           1,118
                                                ---------       ---------
  Total current assets                             51,847          33,770

Property, plant and equipment, net                  6,868           5,924
Service spare parts, net                            3,084           2,567
Software development costs, net                     1,608           1,446
Other assets, net                                   1,230             607
                                                ---------       ---------

                                                $  64,637       $  44,314
                                                ---------       ---------
                                                ---------       ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                               $   1,830       $   2,251
 Payable to Cadence, net                              399            --
 Accrued compensation                               1,753           2,036
 Accrued warranty                                     348             500
 Deferred revenue                                   1,824           1,727
 Accrued income taxes                                 410             979
 Other current liabilities                            761             750
 Capital lease obligations - current                  192             247
                                                ---------       ---------
  Total current liabilities                         7,517           8,490


Deferred income taxes                                 546             417
Capital lease obligations, net of current portion     185             278
Deferred compensation                                 655             270


Shareholders' equity:
 Preferred stock, $.01 par value, authorized
  10,000,000 shares; none issued and outstanding       --              --
 Common stock, $.01 par value, authorized
  15,000,000 shares; issued and outstanding
  7,503,633 and 6,726,257                              75              67
 Additional paid-in capital                        39,026          22,676
 Retained earnings                                 16,633          12,116
                                                ---------       ---------
  Total shareholders' equity                       55,734          34,859
                                                ---------       ---------

  Total liabilities and shareholders' equity    $  64,637       $  44,314
                                                ---------       ---------
                                                ---------       ---------


           SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

              INTEGRATED MEASUREMENT SYSTEMS, INC.
                    STATEMENTS OF CASH FLOWS
                         (In thousands)
                          (Unaudited)
                                                Nine Months Ended September 30,
                                                   1997             1996
                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                     37,634         $  34,631
 Interest received                                   839               318
 Payments to suppliers                           (16,415)          (16,728)
 Payments to employees                           (13,702)          (12,874)
 Income taxes paid                                (1,275)             (315)
 Other taxes paid                                   (700)             (887)
 Interest paid                                       (33)              (24)
                                                --------          --------
  Net cash provided by operating activities        6,348             4,121
                                                --------          --------
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of short-term investments             (11,311)               --
 Purchases of equipment and software              (2,779)           (2,922)
 Additions to service spare parts                 (1,047)             (870)
 Software development costs                         (720)             (629)
 Purchases of long-term investments                 (198)             (123)
                                                --------          --------
  Net cash used in investing activities          (16,055)           (4,544)
                                                --------          --------
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments under capital leases            (206)             (208)
 Net proceeds from secondary offering             13,367                --
 Proceeds from employee stock plans                  834               233
                                                --------          --------
  Net cash provided by (used in) financing
   activities                                     13,995                25
                                                --------          --------
                                                --------          --------

Net increase (decrease) in cash and
 cash equivalents                                  4,288              (398)
Beginning cash and cash equivalents balance        9,545             8,930
                                                --------          --------
Ending cash and cash equivalents balance       $  13,833         $   8,532
                                                --------          --------
                                                --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                    $   4,517         $   4,381
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                    2,882             2,600
  Provision for deferred income taxes               (147)             (473)
  Capital contribution from Cadence                  284                --
 Net change in payable to or receivable from
  Cadence                                          2,524               962
 Increase in trade receivables                    (1,418)           (3,757)
 Increase in inventories                          (2,396)           (2,000)
 Increase in prepaid expenses and other
  current assets                                    (513)             (497)
 Increase in current tax liability                 1,304             2,533
 (Decrease) increase in accounts payable and
   accrued liabilities                              (983)            1,068
 Increase in deferred compensation                   197               122
 Increase (decrease) in deferred revenue              97              (818)
                                                --------          --------
  Net cash provided by operating activities    $   6,348         $   4,121
                                                --------          --------
                                                --------          --------

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
 Purchase of assets through capital lease      $      59         $     302
                                                --------          --------
                                                --------          --------
 Tax benefit from stock option transactions    $   1,873         $   1,596
                                                --------          --------
                                                --------          --------

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

(2)  INVENTORIES

     Inventories, consisting principally of computer hardware, electronic sub-assemblies and test equipment, are valued at standard costs which approximate the lower of cost (first-in, first-out) or market. Costs utilized for inventory valuation purposes include material, labor and manufacturing overhead. Inventories consists of the following:

                                        September 30,     December 31,
                                           1997               1996
                                           ----               ----

       Raw Materials . . . . . . . . . .   $5,179             $4,098
       Work-in-progress  . . . . . . . .    4,864              2,912
       Finished Goods. . . . . . . . . .      293                930
                                          -------             ------
                                          $10,336             $7,940
                                          -------             ------
                                          -------             ------

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

                                        Three months ended  Nine months ended
                                          September 30,       September 30,
                                        1997       1996      1997        1996
                                        ----       ----      ----        ----
       Primary EPS as reported. . . . $ 0.19     $ 0.23    $ 0.59      $ 0.63
       Effect of SFAS No. 128 . . . .   0.01       0.01      0.02        0.02
                                      ------     ------    ------      ------
       Basic EPS as restated  . . . . $ 0.20     $ 0.24    $ 0.61      $ 0.65
                                      ------     ------    ------      ------
                                      ------     ------    ------      ------

       Primary EPS as reported. . . . $ 0.19     $ 0.23    $ 0.59      $ 0.63
       Effect of SFAS No. 128 . . . .   0.01         --        --          --
                                      ------     ------    ------      ------
       Diluted EPS as restated . . .  $ 0.20     $ 0.23    $ 0.59      $ 0.63
                                      ------     ------    ------      ------
                                      ------     ------    ------      ------

       Weighted average common shares
        outstanding for Basic EPS . .  7,492      6,714     7,347       6,705
       Common stock options issuable
        under treasury stock method. .   285        261       322         267
                                      ------     ------    ------      ------
       Weighted average common and
        common equivalent shares
        outstanding for Diluted EPS. . 7,777      6,975     7,669       6,972
                                      ------     ------    ------      ------
                                      ------     ------    ------      ------

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET SALES

Net sales for the quarter ended September 30, 1997 totaled $12,067, a decrease of $670 or 5% from $12,737 for the third quarter of 1996. Compared to the second quarter of 1997, net sales increased $1,041 or 9% from $11,026.

Product sales for the three-month period ended September 30, 1997 amounted to $9,068, which was $1,115 or 11% lower than product sales of $10,183 during the third quarter in 1996, but up $979 or 12% from the quarter ended June 30, 1997. As discussed in the Company's quarterly report for the quarter ended June 30, 1997, product sales decreased during the second quarter of 1997, reflecting the delay of purchasing decisions by a few of the Company's mixed-signal and digital Test Station customers. In response to the second quarter shortfall in product sales, management's emphasis during the third quarter of 1997 was focused on increasing the Company's backlog to the extent possible, in order to reduce the risk of future sales shortfalls. As a result, product sales continued to be less during the third quarter of 1997 than the comparable prior year period.

Service and other sales for the third quarter of 1997 amounted to $2,999, up $445 or 17% from $2,554 during the third quarter of 1996. The increase in service and other sales resulted from higher maintenance contract revenue associated with an increase in the installed base of the Company's Test Station products, as well as from growth in sales of Virtual Test Software related services.

Sales of Virtual Test Software and related services grew, in dollar terms, more than 50% during the third quarter of 1997, compared to the third quarter of 1996. Virtual Test contributed 13% of the Company's net sales for the three months ended September 30, 1997, compared to 8% for the same period in 1996.

During the third quarter of 1997, the Company began shipping its new XTS Test Station, which was announced during the first quarter of 1997, extending the
pin count of the Company's Test Stations to a new high of 576 I/O pins.   The
XTS Test Station contributed 6% of net sales for the three-month period ended September 30, 1997. Actual net sales to be realized in future periods from this new Test Station product are subject to many risks, including those discussed below under "Future Operating Results."

Sales to the Company's largest customer, Intel, amounted to 34% of net sales during the third quarter of 1997, as compared to 28% of net sales during the third quarter of 1996. The Company's new distributor for Japan, Ya-Man Ltd., contributed 12% of net sales for the three-month period ended September 30, 1997. During the third quarter of 1996, 18% of net sales were to Advanced Micro Devices, Inc. Customers individually providing less than 10% of net sales generated the remaining 54% of the Company's net sales for the third quarters of both 1997 and 1996.


GROSS MARGIN

The Company's gross margin of $8,040 in the third quarter of 1997 decreased 3% from $8,290 for the same period of 1996, as a direct result of the revenue decrease discussed above. As a percentage of net sales, gross margin increased to 67% for the three months ended September 30, 1997 from 65% for the three months ended September 30, 1996. The two-percentage-point increase reflects the increase in the proportion of the sales mix of higher-margin Virtual Test software and related services during the third quarter of 1997, as compared to the third quarter of 1996, combined with improved gross margins for the Company's systems service business. The gross margins for the Company's Test Stations were 64% for both of the three-month periods ended September 30, 1997 and 1996. The Company's systems service business yielded gross margin of 67% and 62% during the third quarters of 1997 and 1996, respectively. Sales of the Company's Virtual Test software and related services yielded gross margins of 82% during the third quarters of 1997 and 1996.

OPERATING EXPENSES

Research, development and engineering expenses increased 3% to $1,806 for the three-month period ended September 30, 1997, from $1,750 for the third quarter of 1996. The increase was principally attributable to spending related to development of the Company's Virtual Test Software related products. Research, development and engineering expenses amounted to 15% of net sales in the quarter ended September 30, 1997, compared to 14% of net sales during the same period in 1996. The increase as a percentage of net sales reflects the increase in dollars spent, combined with the impact of lower net sales discussed above.

Selling, general and administrative expenses of $4,163 for the third quarter of 1997 was essentially unchanged as compared to $4,158 for the third quarter of 1996, reflecting management's efforts to control these expenses. As a percentage of net sales, selling, general and administrative expense increased to 34% in the three months ended September 30, 1997, from 33% in the three months ended September 30, 1996. The increase in selling, general and administrative expenses, as a percent of net sales, was primarily due to the decrease in net sales discussed above.

OTHER INCOME, NET

Other income, net, amounted to $229 in the three months ended September 30, 1997, compared to other income, net of $98 in the quarter ended September 30, 1996. This improvement results primarily from increased interest income generated on higher cash and short-term investment balances resulting from the net proceeds of the Company's secondary public offering of common stock completed in February 1997, as well as cash generated by operating activities during the past year.

INCOME TAXES

The Company's effective tax rate was 34% for each of the three-month periods ended September 30, 1997 and 1996. The third quarter 1997 effective rate resulted from the application of a 35% effective tax rate against the Company's year-to-date income before income taxes, as compared to the year-to-date rate applied through the first nine months of 1996 of 36.6%. The reduction in the year-to-date effective tax rate reflects recognition of increased research and development credits anticipated for the 1997 tax year, combined with increased tax benefits expected to be realized from the Company's foreign sales corporation.

NET INCOME

As a result of the various factors discussed above, net income for the third quarter of 1997 decreased 7% to $1,518 or $0.19 per share compared to $1,637 or $0.23 per share for the corresponding period in 1996, but increased 29% from $1,174 or $0.15 per share for the quarter ended June 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET SALES

Net sales of $36,373 for the nine-month period ended September 30, 1997 reflected a decrease of $891 or 2% from the first nine months of 1996.

The decrease in net sales for the first three quarters of 1997, compared to the same period of 1996, resulted directly from the second quarter 1997 delay of customer purchase decisions for the Company's Test Station products and the impact of management's efforts to build backlog during the third quarter of 1997, as discussed above. Sales of Virtual Test Software and related services grew, in dollar terms, approximately 51% during the first three quarters of 1997, compared to the first nine months of 1996, and generated 12% of the Company's net sales for the nine months ended September 30, 1997, compared to 8% for the same period in 1996. Sales from the Company's systems service business were roughly flat in the first nine months of 1997, as compared to the same period of 1996.

During the first quarter of 1997, the Company introduced TestDirect-TM-, a new digital Virtual Test productivity software tool. TestDirect provides test engineers with an automated tool for generating test patterns for automated test equipment from the designer's original simulation environment. This process shortens the overall product development cycle and improves customers' time-to-market. Customer evaluations of a beta version TestDirect began during the first quarter, and continued during the second and third quarters of 1997. Full production release of TestDirect is currently targeted for the fourth quarter of 1997. Also introduced during the first quarter of 1997 was the new XTS Test Station, which extends the pin count of the Company's ATS Test Stations to a new high of 576 I/O pins. The first shipment of the XTS Test Station was made during the third quarter. During the second quarter of 1997, the Company announced the selection of Ya-Man Ltd., a Tokyo, Japan distributor of IC production and test systems as its sole distributor in Japan. Ya-Man will provide sales, marketing, applications engineering and customer service support for IMS' product line of engineering Test Stations, including the XL Family, ATS and XTS Advanced Digital Test Stations, and the MSTS Mixed-Signal Test
Station.   Actual net sales to be realized in future periods from these new products and new distributor relationship are subject to many risks, including those discussed below under "Future Operating Results."

Sales to the Company's largest customer, Intel, amounted to 26% and 38% of net sales, respectively, during the first nine months of 1997 and 1996, respectively. The higher level of sales to Intel during 1996 reflected Intel's pent-up demand during 1996 for the Company's ATS FT Test Stations, which were introduced late in 1995. Customers individually providing less than 10% of net sales generated the remaining 74% and 62% of the Company's net sales for the first three quarters of 1997 and 1996, respectively.

GROSS MARGIN

The Company's gross margin of $23,916 in the first three quarters of 1997 was essentially unchanged from $23,901 for the same period of 1996. As a percentage of net sales, gross margin increased to 66% for the nine months ended September 30, 1997 from 64% for the nine months ended September 30, 1996. The increase reflects the increase in the proportion of the sales mix of higher-margin Virtual Test software and related services during the first three quarters of 1997 as compared to the first three quarters of 1996. The gross margins for the Company's Test Stations were 64% for the first three quarters of 1997 and 1996. The Company's systems service business yielded gross margin of 63% during the first nine months of 1997, up from 56% during the first half of 1996, reflecting the impact of the cumulative depreciation adjustment of the Company's service parts recorded during the first quarter of 1996. Sales of the Company's Virtual Test software and related services yielded gross margins of 82% and 81% during the first three quarters of 1997 and 1996, respectively.

OPERATING EXPENSES

Research, development and engineering expenses decreased 5% to $5,408 for the nine months ended September 30, 1997 from $5,667 for the first three quarters of 1996. Research, development and engineering expenses amounted to 15% of net sales in the nine-month periods ended September 30, 1997 and 1996, respectively. The decrease was principally attributable to non-recurring expenses for materials associated with development of certain of the Company's new and future products during the first nine months of 1996, partially offset by increased spending for development of the Company's Virtual Test Software products.

Selling, general and administrative expenses of $12,281 for the first three quarters of 1997 increased 7% from $11,462 for the first three quarters of 1996. As a percentage of net sales, selling, general and administrative expense increased to 34% in the nine months ended September 30, 1997 from 31% in the nine months ended September 30, 1996. The increase in the absolute dollar amount of selling, general and administrative expenses reflects the impact of additional headcount in the Company's direct sales function for the Company's Test Station and Virtual Test Software products and services. In addition, selling, general and administrative expenses in the first nine months of 1997 were higher as a percent of net sales due to the decrease in net sales discussed above.

OTHER INCOME, NET

Other income, net, amounted to $723 in the nine months ended September 30, 1997, compared to $135 in the nine months ended September 30, 1996. This improvement reflects increased interest income generated on higher cash balances resulting from the net proceeds of the Company's secondary public offering of common stock completed in February 1997, as well as cash generated by operating activities during the past year. In addition, other income, net for the first three quarters of 1996 included the non-recurring write-off of expenses associated with the withdrawal of the Company's proposed public stock offering during the second quarter of 1996.

INCOME TAXES

The Company's effective tax rate was 35% for the nine-month period ended September 30, 1997 and 36.6% for the nine months ended September 30, 1996. The reduction in the effective tax rate reflects recognition of increased research and development credits anticipated for the 1997 tax year, combined with increased tax benefits expected to be realized from the Company's foreign sales corporation, and lower state income taxes.

NET INCOME

As a result of the various factors discussed above, net income for the first three quarters of 1997 increased 3% to $4,517 ($0.59 per share) compared to $4,381 ($0.63 per share) for the corresponding period in 1996.

FUTURE OPERATING RESULTS

As discussed in the Company's quarterly report for the period ended June 30, 1997, Company management has put into effect a plan for a methodical return to quarterly net sales and net income levels similar to historical results achieved by the Company prior to the second quarter of 1997. A key element of this plan is management's emphasis on increasing the Company's customer order backlog, in order to reduce the potential impact on the Company's results of operations associated with delays of customer orders similar to those experienced in the second quarter of 1997, and the other business risks discussed below. In the near term, management's focus on building backlog is expected to result in year-to-year growth rates for net sales and net income lower than the growth rates achieved by the Company during 1996 and the first quarter of 1997.

Like most high technology and high growth companies, the Company faces certain business risks that could have adverse effects on the Company's results of operations, including, but not limited to the following. Sales of the Company's products to Intel are expected to continue to account for a significant percentage of net sales over the foreseeable future. Any sudden reduction or loss of orders from Intel could have a material adverse impact on the Company's business, financial condition and results of operations.
The Company purchases some key components from sole or single source vendors, for which alternative sources are not currently available. A few of these suppliers are small independent companies which could expose the Company to increased risks of delivery problems for certain key components. The Company is dependent on high-dollar customer orders, deriving a substantial portion of its net sales from the sale of Test Stations which typically range in price from $0.2 to $1.2 million per unit and may be priced as high as $1.8 million for a single unit. A substantial portion of the Company's net sales are typically realized in the last few weeks of each quarter. As evidenced by the impact of the second quarter 1997 delay of orders for the Company's
Test Station products discussed above, the timing of the receipt and shipment, and the magnitude of the sales price, of a single order can have a significant impact on the Company's net sales and results of operations for a particular quarter and the Company's quarterly net sales and results of operations may be negatively impacted if an order is received too late in a given quarter to permit product shipment and the recognition of revenue during that quarter. A significant portion of the Company's operating expenses are relatively fixed and planned expenditures are based, in part, on anticipated orders. In addition, the need for continued expenditures for research, development and engineering makes it difficult to reduce expenses in a particular quarter if the Company's sales goals for that quarter are not met. The inability to reduce the Company's expenses quickly enough to compensate for any revenue shortfall would magnify the adverse impact of such revenue shortfall on the Company's results of operations. The Company's future operating results and financial condition are also subject to influences driven by rapid technological changes, a highly competitive industry, a lengthy sales cycle, and the cyclical nature of general economic conditions.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company's principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $25.1 million, and funds available under an existing bank line of credit of $10.0 million.

The Company's net cash provided by operating activities increased to $6.3 million during the first nine months of 1997 from $4.1 million for the nine-month period ended September 30, 1996. Cash received from customers increased 9% from $34.6 million during the first three quarters of 1996 to $37.6 million during the first nine months of 1997. Combined payments to suppliers and employees increased 2% from $29.6 million during the first nine months of 1996 to $30.1 million for the first nine months of 1997. The increases in cash received from customers reflects the collection of amounts due from customers resulting from sales during the last quarter of 1996 and first quarter of 1997, which were higher than the net sales in the corresponding periods one year earlier. The increases in payments to suppliers and employees are directly related to increases in the Company's inventories and operating expenses. The Company's trade receivables and net receivables from Cadence decreased to a combined $12.8 million at September 30, 1997 from $13.5 million at December 31, 1996, reflecting the decrease in net sales discussed above, and the settlement of amounts due from Cadence late in the third quarter of 1997, which resulted in a net payable to Cadence at September 30, 1997. Inventories grew by $2.4 million during the first nine months of 1997, reflecting the introduction of the Company's MSTS and XTS Test Stations. The decrease in accounts payable and accrued liabilities since December 31, 1996, reflects lower inventory and capital equipment purchases during the third quarter of 1997, as compared to the fourth quarter of 1996. The increase in deferred revenue reflects the increase in systems maintenance agreements as the installed base of the Company's Test Station products grows.

During the first nine months of 1997, the Company invested $2.8 million in property, plant and equipment as necessary to develop and distribute new and enhanced Test Station and Virtual Test products. Capitalization of software development costs amounted to $720 during the first three quarters of 1997, as compared to related amortization of $558.

The Company completed a secondary public offering of its Common Stock in February 1997, yielding net proceeds, after payment of underwriting commissions and expenses associated with the offering, of $13.4 million.

During the first nine months of 1997, the Company realized reductions in current tax liabilities of $1,873 resulting from the benefit of tax deductions of employee gains upon exercise of stock options. Of this amount, $1,757 resulted from the exercise of stock options of Cadence Design Systems, Inc. (Cadence), the Company's former majority shareholder. The remaining $116 resulted from the exercise of employee stock options for the purchase of the Company's Common Stock. The noncash benefit of the stock option deduction is reflected as an increase to

Additional Paid-in Capital in the accompanying Balance Sheets. The employee gains are not expenses of the Company for financial reporting purposes, and the exercise of Cadence stock options does not increase the number of shares of the Company's Common Stock outstanding. The tax benefits realized from the stock option deduction are expected to decrease in the future as employee holdings of Cadence stock options decline due to option exercises and cancellations. The timing and magnitude of this decrease in tax benefits is uncertain as the number of employee stock options which are exercised, and the amount of gains realized upon exercise, will be determined by fluctuations in the market value of Cadence and the Company's common stock. Any possible decreases in the tax benefits from the stock option deduction will increase the amount of the Company's income tax payments and will, consequently, reduce the Company's net cash flows from operating activities.

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

                       PART II   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

           During the quarter ended September 30, 1997, the Company made no sales of securities that were not registered under the Securities Act of 1933.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

          27.  Financial Data Schedule


(b)       Reports on Form 8-K:

          One report on Form 8-K was filed on July 2, 1997, and is incorporated herein by reference. The contents of the report are summarized below:

          On July 2, 1997, Integrated Measurement Systems, Inc. announced that it expects the second quarter results will be below analysts' consensus expectations.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of

1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on

November 10, 1997.


                         INTEGRATED MEASUREMENT SYSTEMS, INC.
                         (Registrant)

                         /s/   Sar Ramadan
                         -----------------
                         Sar Ramadan
                         On behalf of the Registrant,
                         and as Principal Financial Officer