Form 10-K
period 1997-12-31
INTEGRATED MEASUREMENT SYSTEMS INC /OR/
filed 1998-03-31
CIK 945441

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

            [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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
Yes  X    No
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            --------------

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $55,875,457 on March 13, 1998, based upon the last price of the Common Stock on that date reported in the NASDAQ National Market System. On March 13, 1998, there were 7,541,130 shares of the Registrant's Common Stock outstanding, including 2,785,772 held by affiliates.

                    DOCUMENTS INCORPORATED BY REFERENCE

               Document                           Part of Form 10-K into which incorporated
               --------                           -----------------------------------------
Portions of Proxy Statement dated April 6, 1998                     Part III

                        INTEGRATED MEASUREMENT SYSTEMS, INC.
                            1997 FORM 10-K ANNUAL REPORT
                                 TABLE OF CONTENTS

                                                                           PAGE
                                       PART I                              ----
Item 1.   Business                                                            3

Item 2.   Properties                                                          8

Item 3.   Legal Proceedings                                                   8

Item 4.   Submission of Matters to a Vote of Security Holders                 8

                                      PART II

Item 5.   Market for Registrants Common Equity and Related                    8
          Stockholder Matters

Item 6.   Selected Financial Data                                             9

Item 7.   Management's Discussion and Analysis of Results of                 10
          Operations and Financial Condition

Item 8.   Financial Statements and Supplementary Data                        16

Item 9.   Changes in and Disagreements with Accountants on                   16
          Accounting and Financial Disclosure

                                      PART III

Item 10.  Directors and Executive Officers of Registrant                     17

Item 11.  Executive Compensation                                             17

Item 12.  Security Ownership of Certain Beneficial Owners and Management     17


Item 13.  Certain Relationships and Related Transactions                     17

                                      PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports              17
          on Form 8-K

                                       PART I

ITEM 1.   BUSINESS

                                      GENERAL

Integrated Measurement Systems, Inc. (the Company) was incorporated in Oregon in 1983. The Company operated as an independent entity until it was acquired by Valid Logic, Inc. ("Valid Logic") in 1989. In 1991, the Company became a wholly-owned subsidiary of Cadence Design Systems, Inc. ("Cadence") as a result of the merger of Valid Logic with Cadence. Both Cadence and Valid Logic operated the Company as a separate subsidiary. On July 21, 1995, the Company successfully completed an initial public offering of common stock, with 375,000 shares sold by the Company, and 2,615,000 shares sold by Cadence. In February 1997, the Company completed a secondary public offering of common stock, in which 700,000 shares were sold by the Company and 950,000 shares were sold by Cadence. As of December 31, 1997, Cadence owned approximately 37% of the outstanding common stock of the Company. The Company's common stock is traded on the NASDAQ National Market System under the symbol IMSC.

                               PRODUCTS AND SERVICES

The Company designs, manufactures, markets and services a family of versatile, high performance engineering Test Stations used to test and measure complex electronic devices. In addition, the Company develops, markets and supports a line of Virtual Test Software that permits design and test engineers to automate test program development and to conduct simulated tests of electronic device designs prior to the fabrication of the prototype of the actual device. The Company's products enable its customers to shorten time-to-market, enhance accuracy of design, reduce both the time required to test and the cost of testing devices and provide reliable and prompt feedback to both design and test engineers. Customers use the Company's products to test complex digital and mixed-signal devices such as microprocessors, application specific integrated circuits and multi-chip modules (MCM's).

IMS TEST STATION PRODUCTS
The Company's Test Stations play a variety of roles in bridging the gap between electronic design automation (EDA) to automated test equipment (ATE). At the beginning of the process, design engineering data, including EDA simulation data, is converted into data compatible with the Company's Test Station, thus bridging the gap between design software and verification. The IMS Test Stations enable data conversion from popular simulation products including Verilog, VHDL, Quicksim and others.

The IMS Test Stations stimulate the device under test by sending defined signals to it and then measure the actual output and compare it with the expected output. The IMS Test Stations perform these functions at real-time device operating speeds. Using the Company's products, design and test engineers can identify failures, assess areas of concern, run short diagnostic sequences to pinpoint the cause(s) of failure, and identify changes needed to correct design errors or weaknesses. IMS Test Stations are designed to work with industry standard computers to receive and execute test commands and report the results of test procedures. IMS Test Stations can also be linked to widely used EDA software tools, including those offered by Cadence, Mentor Graphics, Synopsys and others. The result is a reduction of the overall time required for verification and characterization, more timely feedback to design engineers and hence lower cost of design, reduced time-to-market and increased competitiveness for the companies designing today's increasingly complex integrated circuits.

The Company complies with industry standard fixturing conventions, which facilitate compatibility with ATE equipment. Compatible design between the Company's Test Stations and ATE systems enables rapid movement of devices from the engineering test environment to production test.

The Company currently offers five families of IMS Test Stations under the names ATS FT, MSTS, ATS Blazer, Logic Master XL, and XTS, the last of which was introduced in 1997 and increases the number of active I/O pins on a device to be tested to 576 pins. Each family includes multiple mainframe options and a choice of configurable modules. The Company's Test Stations are designed and configured to match varying customer requirements. Generally, they differ from one another as to the maximum clock speed and data rates (from 40 MHz to 400
MHz), size of the device to be tested (from 16 to 896 or more total pins), device technology (digital, mixed-signal, MCM), flexibility in the number and variety of applications (verification, characterization, failure analysis, etc.), and price. Test Stations typically range in price from $500,000 to $1.2 million, though high-pin-count mixed-signal device systems can sell for as much as $1.8 million (depending on configuration and intended application.)

TEST STATION SOFTWARE PRODUCTS
The Company has developed significant Test Station software products that are either embedded in the Company's Test Stations or sold as separate add-on software products. Whether embedded with the system or sold separately, the Test Station software constitutes an important component of the overall system product content and value. These software packages provide optimal operation in various applications, including interactive device verification, fully automated device characterization, and EDA and ATE system linkages.

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

With the Company's Dantes Virtual Test Software tools, test engineers begin test development work much earlier in the process, before device design is completed. Through the use of tester modeling and simulation both the test itself and the testability of the design can be verified on a workstation
before first silicon deliveries.   The Company's TestDirect Virtual Test
Software, introduced in the first half of 1997, is a productivity tool for mixed-signal test. TestDirect is a test pattern generation program that provides test engineers with an automatic tool for generating ATE test patterns from the designer's original test bench simulation environment. This process shortens the overall product development cycle, increasing a customer's revenue potential and improves their time-to-market competitiveness. The IMS Digital VirtualTester is the first automated test productivity software tool to provide a high-quality, cost-effective way to verify and debug IC test patterns and timing on engineering workstations without having to wait until first silicon and without using valuable ATE time. Harnessing the power of EDA simulation and proprietary ATE data, the Digital VirtualTester can reduce time-to-market costs by allowing engineers to perform IC test development prior to silicon fabrication in a fault-free, virtual test environment.

Although the market for Virtual Test Software is relatively difficult to quantify, the Company believes that its Dantes, TestDirect, and Digital VirtualTester software products and services provide a significant advantage to semiconductor designers to reduce time to market and save development cost. The Virtual Test software products currently operate in conjunction with Cadence EDA software and certain ATE machines manufactured by Advantest, Credence, Hewlett-Packard, LTX, and Teradyne. In 1997, revenues from the sale of Virtual Test Software and related services comprised approximately 13% of the Company's net sales.

                              RESEARCH AND DEVELOPMENT

The electronic design and test equipment market is subject to rapid technological change and new product introductions. The Company's ability to remain competitive in this market will depend in significant part upon its ability to continue to successfully develop and introduce new products and enhancements to existing products on a timely and cost-effective basis.
There can be no assurance that the Company will be successful in developing and marketing new products and product enhancements that respond to technological change, evolving industry standards and changing customer requirements; that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products; or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

The Company has historically devoted the great majority of its research and development efforts to the design and development of engineering Test Stations and related hardware and software technologies. Certain of the Company's Virtual Test Software technologies were originally developed by Cadence employees and purchased by the Company. The Company is currently developing additional software products for its Virtual Test product line and expects to continue considerable internal research and development efforts to this product line in the future.

The Company's research and development efforts are performed by the Company's research and development department of approximately 77 employees.

                              MANUFACTURING OPERATIONS

The Company's test systems are complex and are used by the Company's customers in critical projects that demand a high level of quality and reliability. The Company invests significant resources to assure the high quality and reliability of its test systems and is committed to providing a high level of service to its customers in the event of malfunction to minimize downtime. The Company's manufacturing operations primarily consist of order administration, materials planning, procurement, final assembly, quality control of materials, components and subassemblies, final systems integration and extensive calibration and testing. The Company uses a manufacturing control computer system to monitor orders, purchasing, inventory, production and manufacturing costs.

The components used in the Company's products consist of standard parts available from numerous vendors, along with a number of proprietary items available only from sole or single source suppliers. The Company currently uses several independent third-party vendors to manufacture its subassemblies and semiconductor components, including circuit boards, integrated circuits and integrated circuits packaging, cable assembly and mechanical parts. External manufacturing is performed to the Company's specifications with technical support from the Company. In the event that any of the Company's third-party vendors, particularly its sole and single source vendors, were to experience financial, operational, production or quality assurance difficulties, or a catastrophic event that resulted in a reduction or interruption in supply to the Company, the Company's operating results could be materially adversely affected until the Company was able to establish sufficient manufacturing supply from alternative sources. The Company has partially mitigated this risk by securing $10 million of insurance coverage against potential losses resulting from an insurable peril experienced by any of the Company's suppliers. While to date suitable third party manufacturing capacity has been available, there can be no assurance that such manufacturers will be able to meet the Company's future requirements or that such services will continue to be available to the Company at favorable prices.

The Company believes it has developed a strong vendor base, purchasing components and subassemblies both from national distributors and directly from vendors' factories. Some of the subassembly vendors are small, local companies to which IMS represents substantial volume.

Currently, the Company purchases a number of critical parts from sole source suppliers for which alternative sources are not available. The Company's reliance on a sole or a limited group of suppliers, some of which are small independent companies, and on outside subcontractors involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. The Company has generally been able to obtain adequate supplies of components in a timely manner from current vendors, or, when necessary to meet production needs, from alternate vendors. The Company has thus far been able to avoid any material adverse impact on timing of customer deliveries for its Test Stations. However, no assurance can be given that supply problems will not occur or, if such problems do occur, that the Company's solutions to these problems will be effective in every case. Any prolonged inability to obtain adequate supplies of quality components or any other circumstances that would require the Company to seek alternative sources of supply could have a material adverse effect on the Company's business, financial condition and results of operations and could damage the Company's relationships with it customers.

                                MARKETING AND SALES

The Company markets its products domestically through a direct sales force which has primary responsibility for developing orders, coordinating distribution, providing demonstrations and providing applications support. The Company employs skilled applications and service engineers and technically proficient sales people capable of serving the sophisticated needs of prospective customers' engineering staffs as part of the customer support process. The sales force is managed from the Company's headquarters in Beaverton, Oregon and its regional offices in Irvine and Santa Clara, California; Boston, Massachusetts; Phoenix, Arizona; and Columbia, Maryland.

The Company markets its products in the European region through independent distributors in Germany, Scandinavia and Israel, and through dedicated agents employed by Cadence subsidiaries in England, France, and Germany. In Asia the Company sells through dedicated agents employed by Cadence subsidiaries in Taiwan and through distributors in Japan, the People's Republic of China, Hong Kong, Malaysia/Singapore and Korea. The Company's foreign sales and service operations are subject to risks inherent in foreign operations, including unexpected changes in regulatory requirements, exchange rates, tariffs or other barriers and potentially negative tax consequences. In addition, in certain jurisdictions, there is a risk of reduced protection for the Company's copyrights, trademarks and trade secrets. Additional information regarding foreign sales is contained in Note 10 to the Financial Statements contained in this Annual Report.

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

For the year ended December 31, 1997, 1996, and 1995, sales to Intel represented approximately 27%, 36% and 30% of the Company's net sales, respectively. No other customer accounted for more than 10% of the Company's net sales in 1997, 1996 or 1995.

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

The Company currently competes with a number of other verification and characterization equipment manufacturers. Some of these manufacturers, such as Hewlett-Packard, Teradyne and Tektronix have significantly greater financial, marketing, manufacturing and technological resources than the Company. New product introductions or product announcements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Moreover, increased competitive pressure could lead to intensified price-based competition, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its long-term success will depend largely on its ability to identify design and test needs ahead of its competitors and develop products which respond to those needs in a timely manner. In addition, no assurance can be given that other companies, including Cadence, which retains rights to the original version of the Dantes technology, and other EDA companies, will not develop methodologies and products that are competitive with the Company's Virtual Test Software business. The Company also believes that to remain competitive, it will require significant financial resources in order to invest in new product development and to maintain a worldwide customer service and support network. There can be no assurance that the Company will continue to compete successfully in the future.

                            CUSTOMER SUPPORT AND SERVICE

To be competitive, the Company believes it must provide a high level of support and service. Support and service accounted for 24% of the Company's net sales for the fiscal year ended December 31, 1997. The Company maintains and supports products sold directly in the United States with the Company's service and support personnel. The Company's international distributors and dedicated international sales agents generally provide maintenance and support to their customers. In addition, Cadence acts as a sales agent for the Company's Virtual Test Software in which capacity it provides "first call" support to its own customers. The Company offers a toll-free technical support hotline to customers and distributors. Support engineers answer the technical support calls and generally provide same-day responses to questions that cannot be resolved during the initial call. When necessary, however, support engineers are dispatched to the customer's facility.

The Company maintains a rapid response program which is designed to quickly respond to customer support issues. Many of the Company's customers currently have support agreements with the Company. The Company ranked first in 1996, 1995, 1994 and 1993 in customer satisfaction and quality in the test equipment market according to VLSI Research, Inc. The Company warrants its Test Systems for three to twelve months. During such warranty period, the Company will repair or replace failed components. The Company generally warrants its software products for three months. During such warranty period, the Company will investigate all reported problems and will endeavor to provide a solution. Warranty costs have not been significant to date, but no assurances can be given that such costs will not increase in the future or that any such increase would not have a material adverse effect on the Company's financial condition and results of operations.

                                     EMPLOYEES

At December 31, 1997, the Company had 259 employees, including 69 in marketing and sales, 81 in manufacturing and service, 77 in research, development and engineering and 32 in administration and finance. The Company also has 12 dedicated employees on the payroll of affiliated companies which are international subsidiaries of Cadence. The Company reimburses Cadence the full cost of the employees' expense to Cadence under the terms of a Corporate Services Agreement between the Company and Cadence. These employees work full time on the Company's business and report to and are directly managed by the Company. See "Item 13. Certain Relationships and Related Transactions." The Company believes that its future success will depend on its continued ability to attract and retain highly qualified technical, management and marketing personnel. The Company's employees are not represented by a collective bargaining unit and the Company believes that its employee relations are very good.

ITEM 2.   PROPERTIES

The Company's executive offices, as well as its principal manufacturing, engineering and marketing operations, are located in a leased building of approximately 89,000 square feet in Beaverton, Oregon. The lease expires on February 29, 2004. The Company believes the space will be adequate through that period and, if required, suitable additional space is available nearby. The Company also leases a total of approximately 7,300 square feet of office space in which certain of its regional sales offices are located. Under a Corporate Services Agreement between Cadence and the Company, Cadence has agreed to provide office space and associated office support for certain Company personnel located in the United States and a number of foreign countries.


ITEM 3.   LEGAL PROCEEDINGS

The Company is a party to no material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

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

                                                  HIGH      LOW
                                                -------   -------
FISCAL 1996
     First Quarter.............................  16 3/4    12 1/2
     Second Quarter............................  27 1/2    15 5/8
     Third Quarter.............................  25 1/2    11
     Fourth Quarter............................  21        14 3/4
FISCAL 1997
     First Quarter.............................  23 1/2    14 3/4
     Second Quarter............................  17 3/4    12
     Third Quarter.............................  18 1/16   10 3/4
     Fourth Quarter............................  20        15 1/4

As of March 13, 1998, there were approximately 1,990 shareholders who held beneficial interests in shares of common stock registered in nominee names of banks and brokerage houses. The Company has not paid any cash dividends on its common stock, and it does not anticipate paying any cash dividends in the foreseeable future.

During the quarter ended December 31, 1997, the Company made no sales of securities that were not registered under the Securities Act of 1933.

     ITEM 6.   SELECTED FINANCIAL DATA
                                   (In thousands, except per share amounts)

                                                   Year ended December 31,
                                       -----------------------------------------------
                                         1997      1996      1995      1994      1993
                                       -------   -------   -------   -------   -------
Statement of income data:
     Net sales......................   $46,850   $50,837   $41,093   $30,052   $23,117
     Gross margin %.................      65.5%     64.3%     61.6%     58.6%     55.8%
     Operating income...............    $7,073    $9,495    $5,469    $2,981      $162
     Operating income %.............      15.1%     18.7%     13.3%      9.9%      0.7%
     Net income.....................    $5,205    $6,166    $3,535    $1,910      $131
     Basic earnings per share.......     $0.70     $0.92     $0.54     $0.30     $0.02
     Diluted earnings per share.....     $0.67     $0.88     $0.53     $0.30     $0.02

                                                          December 31,
                                       -----------------------------------------------
                                         1997      1996      1995      1994      1993
                                       -------   -------   -------   -------   -------
Balance sheet data:
     Cash and cash equivalents......   $17,464    $9,545    $8,930    $4,384    $1,290
     Short-term investments.........    $8,371        --        --        --        --
     Total assets...................   $65,523   $44,314   $35,184   $22,662   $18,565
     Long-term obligations,
     net of current portion.........      $152      $278       $54       $83      $109
     Shareholders' equity...........   $57,433   $34,859   $26,484   $18,269   $15,104

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

OVERVIEW

The Company was founded in 1983 to design and develop engineering Test Stations to test and measure complex electronic devices at the prototype stage. The Company was acquired by Valid Logic in 1989 and then by Cadence in 1991 as a result of the merger of Valid Logic into Cadence. Cadence operated the Company as a separate subsidiary.

In July 1995, the Company successfully completed an initial public offering of common stock, yielding net proceeds to the Company and Cadence of $3.3 million and $26.6 million, respectively. At December 31, 1996, Cadence owned approximately 55% of the outstanding common stock of the Company, with the remaining 45% publicly owned. In February 1997, the Company completed a secondary public offering of its common stock, including 700,000 shares issued by the Company, and 950,000 sold by Cadence, yielding net proceeds to the Company and Cadence of $13.4 million and $18.6 million, respectively. Following the secondary public offering, Cadence continued to own approximately 37% of the Company's common stock.

The Company has been profitable for each of the last ten years and has financed its business activities during that period principally through cash generated from its own operations. The Company's net sales increased from 1994 to 1996 at an annually compounded rate of 30%, reflecting the Company's successful introduction of higher margin Test Station and Virtual Test Software products during these periods. During 1997, net sales declined 7.8% from 1996 as a result of the delay of orders anticipated from certain customers for the Company's Test Station products into future periods. These sales trends, combined with moderate growth in operating expenses, resulted in net income of $5.2 million, $6.2 million, and $3.5 million for 1997, 1996, and 1995, respectively.

During the last three years, the Company has generated the majority of its revenue from sales of its XL, ATS, ATS Blazer, FT and MSTS Test Station product families and related software. Virtual Test Software and related services accounted for 12.6%, 8.6% and 4.6% of the Company's net sales during 1997, 1996 and 1995, respectively.

During the first quarter of 1997, the Company introduced TestDirect-TM-, a new digital Virtual Test productivity software tool. TestDirect provides test engineers with an automated tool for generating test patterns for automated test equipment from the designer's original simulation process. This product shortens the customers' overall product development cycle and improves time-to-market. TestDirect contributed approximately 4% of net sales during the second half of 1997. Also announced during the first quarter of 1997 was the new XTS Test Station, which extends the pin count of the Company's ATS Test Stations to a new high of 576 I/O pins. The XTS Test Station began shipping in the third quarter of 1997 and contributed 8% of net sales for the second half of 1997.

Future operating results will depend on many factors, including demand for the Company's products; receipt, timing and shipment of major system orders; the introduction of new products by the Company and by its competitors; the Company's ability to operate independently from Cadence; and industry acceptance of Virtual Test Software. Results of operations for the periods discussed here should not be considered indicative of the results to be expected in any future period, and fluctuations in operating results may also result in fluctuations in the market price of the Company's common stock. There can be no assurance that the Company's net sales will grow or that such growth will be sustained in future periods or that the Company will remain profitable in any future period.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996

NET SALES. Net sales is comprised of product sales (including sales of Test Stations, Test Station software and Virtual Test Software) and service and other sales, which consists primarily of revenue derived from maintenance and consulting contracts. Net sales decreased 7.8% from $50.8 million in the year ended December 31, 1996 to $46.9 million in the year ended December 31, 1997. The decrease in net sales was primarily due to the delay of orders anticipated from certain customers for the Company's Test Station products into future periods. Product sales decreased 11.1% from $40.2 million in the year ended December 31, 1996 to $35.8 million in the year ended December 31, 1997, reflecting the shortfall in Test Station product sales, which was partially offset by a 76.4% increase in sales of Virtual Test Software products. Service and other sales increased 4.5% from $10.6 million for the year ended December 31, 1996 to $11.1 million for the year ended December 31, 1997, due principally to growth in sales of Virtual Test related services. Combined sales of Virtual Test Software product and Virtual Test Software related services grew to 12.6% of net sales during the year 1997, compared to 8.6% in 1996. International sales, as a percentage of the Company's net sales, increased from 26.1% for the year ended December 31, 1996 to 34.3% for the year ended December 31, 1997, due primarily to increased sales in Europe and Asia, and relatively weaker performance in North America.

COST OF SALES. Cost of sales consists of material, labor, manufacturing and service overhead as well as amortization of capitalized software development costs. Total cost of sales decreased 10.9% from $18.1 million in the year ended December 31, 1996 to $16.2 million in the year ended December 31, 1997. Product cost of sales decreased 12.3% from $14.2 million for the year 1996 to $12.5 million for 1997, primarily due to lower product sales volume and certain reductions in material costs. Service and other cost of sales decreased 5.9% from $3.9 million in the year 1996 to $3.7 million in 1997, due primarily to a non-recurring $327 charge in the first quarter of 1996 for the Company's change in accounting for spare parts, partially offset by increased labor costs associated with Virtual Test Software related services.

GROSS MARGIN. The Company's gross margin decreased 6.1% from $32.7 million in the year ended December 31, 1996 to $30.7 million in the year ended December 31, 1997. As a percentage of net sales, gross margin increased from 64.3% for the year ended December 31, 1996 to 65.5% for the year ended December 31, 1997. Product gross margin, as a percent of related sales, increased from 64.7% for the year 1996, to 65.2% for 1997. The increase in product gross margin resulted from an increase in sales of Virtual Test Software products during 1997, partially offset by a slight decline in gross margin realized on sales of the Company's Test Station products. Service and other gross margin, as a percent of related sales, increased from 62.9% for 1996 to 66.6% for 1997, due primarily to the non-recurring charge to cost of service and other sales related to the change in accounting method for spare parts in 1996.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses consist primarily of employee costs, cost of material consumed, depreciation of equipment and engineering related costs. Research, development and engineering expenses decreased 5.3% from $7.8 million for the year ended December 31, 1996 to $7.4 million for the year ended December 31, 1997. As a percentage of net sales, research, development and engineering expenses increased from 15.3% in the year ended December 31, 1996 to 15.8% in the year ended December 31, 1997. The decrease in reported research, development and engineering expense was principally attributable to greater capitalization of software development costs associated with development of the Company's new products during 1997 while gross research, development and engineering spending remained approximately flat from 1996 to 1997. The Company plans to increase the dollar amount of research, development and engineering in the future, if and when growth in net sales makes it prudent to do so, reflecting the Company's strategy to invest in new products and existing product enhancements. The Company has capitalized certain software development costs relating to these activities, in compliance with SFAS No. 86, in the amounts of $1.1 million and $715 in 1997 and 1996,
respectively.   Capitalization of software development costs was offset by amortization of previously capitalized costs to product cost of sales in the amount of $753 and $842 during 1997 and 1996, respectively.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses include salaries and commissions of sales, marketing and administrative personnel, and other marketing and general administrative expenses. Selling, general and administrative expenses increased 5.4% from $15.4 million for the year ended December 31, 1996 to $16.2 million for the year ended December 31, 1997. The increase was principally attributable to higher commissions and increased investment in the Company's selling function. As a percentage of net sales, selling, general and administrative expenses increased from 30.3% in the year ended December 31, 1996 to 34.6% in the year ended December 31, 1997 due to the increase in selling, general and administrative expenses combined with the impact of lower net sales discussed above. The Company anticipates that selling and marketing expenses will increase in dollar amount in the future, as the Company continues to expand its distribution infrastructure.

Following the Company's secondary stock offering in February 1997, Cadence's ownership of the Company's common stock dropped below 50%, requiring the Company to recognize additional compensation expense of approximately $313 during 1997, as a result of payments made by Cadence to certain Company employees in respect of Cadence stock options held by such employees.

OTHER INCOME, NET. Other income, net includes interest income, interest expense and gain and loss on sale of assets. Other income, net increased from $217 in the year ended December 31, 1996 to $932 in the year ended December 31, 1997. The increase was due to interest income on higher average cash and investment balances, combined with the impact of a one-time write-off of expenses associated with the Company's withdrawn secondary public stock offering in June 1996, due to unfavorable capital market conditions at that time. Costs of the Company's successful stock offering in February 1997 were charged as an offset to the offering proceeds in Shareholders' Equity.

INCOME TAXES. The Company's effective rate for Federal and state taxes was 35.0% for the year ended December 31, 1997 and 36.5% for the year ended December 31, 1996. The change in effective tax rates from 1996 to 1997 was primarily due to increased research and development tax credits during 1997.

YEARS ENDED DECEMBER 31, 1996 AND 1995

NET SALES. Net sales increased 23.7% from $41.1 million in the year ended December 31, 1995 to $50.8 million in the year ended December 31, 1996. The increase in net sales was primarily due to an increase in product sales of 21.7% from $33.1 million in the year ended December 31, 1995 to $40.2 million in the year ended December 31, 1996, reflecting the successful 1995 introduction of the Company's ATS FT Test Stations, which contributed 27.1% of net sales during 1996, continued contributions from the Company's ATS Blazer and XL Test Station products and a 117.9% increase in sales of Virtual Test Software. Service and other sales increased 32.1% from $8.0 million for the year ended December 31, 1995 to $10.6 million for the year ended December 31, 1996, due principally to growth in sales of Virtual Test Software related services. Combined sales of Virtual Test Software product and Virtual Test Software related services grew to 8.6% of net sales during the year 1996, compared to 4.6% in 1995. International sales, as a percentage of the Company's net sales, declined from 32% for the year ended December 31, 1995 to 26% for the year ended December 31, 1996, due primarily to general economic weakness and slowing down of customer capital expenditures in Europe, Japan and Korea.

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

GROSS MARGIN. The Company's gross margin increased 29.1% from $25.3 million in the year ended December 31, 1995 to $32.7 million in the year ended December 31, 1996. As a percentage of net sales, gross margin increased from 61.6% for the year ended December 31, 1995 to 64.3% for the year ended December 31, 1996. Product gross margin, as a percent of related sales, increased from 61.2% for the year 1995, to 64.7% for 1996. The increase in product gross margin resulted from an increase in sales of higher margin ATS FT Test Stations and Virtual Test Software products during 1996. Service and other gross margin, as a percent of related sales, declined slightly from 63.3% for 1995, to 62.9% for 1996, due primarily to a charge to cost of service and other sales related to the change in accounting method for spare parts, which resulted in additional depreciation expenses, partially offset by higher gross margin associated with increased sales of Virtual Test Software related services.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses increased 26.2% from $6.2 million for the year ended December 31, 1995 to $7.8 million for the year ended December 31, 1996. As a percentage of net sales, research, development and engineering expenses increased from 15.0% in the year ended December 31, 1995 to 15.3% in the year ended December 31, 1996. The increase was principally attributable to increased expenditures on enhancements to the Company's existing products and the development of future generation hardware and software products. The Company has capitalized certain software development costs relating to these activities, in compliance with SFAS No. 86, in the amounts of $715 and $1.0 million in 1996 and 1995, respectively. Capitalization of software development costs was offset by amortization of previously capitalized costs to product cost of sales in the amount of $842 and $1,277 during 1996 and 1995, respectively.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 12.6% from $13.7 million for the year ended December 31, 1995 to $15.4 million for the year ended December 31, 1996. The increase was principally attributable to higher commissions associated with higher sales volume and increased investment in the various selling and marketing functions. As a percentage of net sales, selling, general and administrative expenses decreased from 33.3% in the year ended December 31, 1995 to 30.3% in the year ended December 31, 1996 as a result of control over increases in selling, general and administrative expenses as net sales grew.

OTHER INCOME, NET. Other income, net decreased from $319 in the year ended December 31, 1995 to $217 in the year ended December 31, 1996 due to the one-time write-off of expenses associated with the Company's withdrawn secondary public stock offering in June 1996, due to unfavorable stock market conditions at that time.

INCOME TAXES. The Company's effective rate for Federal and state taxes was 36.5% for the year ended December 31, 1996 and 38.9% for the year ended December 31, 1995. The change in effective tax rates from 1995 to 1996 was primarily due to the generation of research and development tax credits during 1996.

FUTURE OPERATING RESULTS

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

For the years ended December 31, 1997, 1996 and 1995, sales to Intel Corporation represented approximately 27.3%, 36.4%, and 30.2% of the Company's net sales, respectively. No other customer accounted for more than 10% of the Company's net sales in 1997, 1996, or 1995. For 1997, 67.6% of net sales came from customers individually accounting for less than 5% of net sales. Sales of the Company's products to Intel and a limited number of other customers are expected to continue to account for a high percentage of net sales over the foreseeable future. Any sudden reduction or loss of orders from Intel or any other major customer would have a material adverse effect on the Company's financial condition and results of operations. Like most high technology and high growth companies, the Company faces certain business risks that could have adverse effects on the Company's results of operations, including, but not limited to the following. The Company is dependent on high-dollar customer orders, deriving a substantial portion of its net sales from the sale of Test Stations which typically range in price from $0.5 million to $1.2 million per unit and may be priced as high as $1.8 million for a single unit.

A substantial portion of the Company's net sales are typically realized in the last few days of each quarter. As evidenced by the impact of the delays of orders for the Company's Test Station products discussed above, the timing of the receipt and shipment, and the magnitude of the sales price, of a single order can have a significant impact on the Company's net sales and results of operations for a particular quarter and the Company's quarterly net sales and results of operations may be negatively impacted if an order is received too late in a given quarter to permit product shipment and the recognition of revenue during that quarter.

A significant portion of the Company's operating expenses are relatively fixed and planned expenditures are based, in part, on anticipated orders. In addition, the need for continued expenditures for research, development and engineering makes it difficult to reduce expenses in a particular quarter if the Company's sales goals for that quarter are not met. The inability to reduce the Company's expenses quickly enough to compensate for any revenue shortfall would magnify the adverse impact of any revenue shortfall on the Company's results of operations.

The Company purchases some key components from sole or single source vendors, for which alternative sources are not readily available. A few of these suppliers are small independent companies and could expose the Company to increased risk of delivery problems for certain key components. The Company's future operating results and financial condition are also subject to influences driven by rapid technological changes, a highly competitive industry, a lengthy sales cycle, and the cyclical nature of general economic conditions.

During 1997, approximately 23% the Company's net sales were to customers in the Asia-Pacific region. These sales were predominantly to Asian locations of U.S. based multinational companies, but also included sales to companies headquartered in Japan, Korea, Taiwan, and Singapore. To-date, the Company has not experienced any significant impact on net sales from the current financial crisis in the Asia-Pacific region. There can be no assurance that the Asia-Pacific financial crisis will not negatively impact the Company's future net sales.

Based on a recent assessment, the Company believes that no material modifications to its products are required to be Year 2000 compliant. The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company believes that Year 2000 compliance for its core operating and financial management applications will be achieved as a result of upgrades to existing software already being planned. As a result, the Company does not currently expect incremental costs necessary to modify the Company's information technology infrastructure to be Year 2000 compliant to have a material impact on the Company's results of operations or financial position. The Company has efforts underway to assess the Year 2000 compliance status of its significant suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and in a timely manner achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

In addition, future operating results will depend on many factors, including demand for the Company's products, the introduction of new products by the Company and by its competitors, industry acceptance of Virtual Test software, the level and timing of available shippable orders and backlog, and the business risks discussed above. There can be no assurance that the Company's net sales will grow or that such growth will be sustained in future periods or that the Company will remain profitable in any future period.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company's principal sources of liquidity consisted of cash, cash equivalents and short-term investments of approximately $25.8 million, and funds available under an existing bank line of credit of $10.0 million. Since 1988, the Company has relied on cash generated from operations as its principal source of liquidity and has not relied on Cadence for working capital.

OPERATING ACTIVITIES. The Company's net cash from operating activities includes cash received from customers, payments to suppliers, payments to employees and interest received and paid. Net cash generated from operating activities amounted to $9.2 million, $6.0 million and $5.0 million for 1997, 1996, and 1995, respectively. Cash received from customers amounted to $50.7 million, $48.0 million and $37.0 million for 1997, 1996 and 1995, respectively. Combined payments to suppliers and employees for 1997, 1996 and 1995 were $40.3 million, $40.5 million and $31.1 million, respectively. The period-to-period changes in cash from customers and payments to suppliers and employees are directly related to the changes in net sales and expenses associated with those sales. The Company's trade receivables, inventories and accounts payable have fluctuated from period to period as a result of the timing of shipments, cash collections and inventory receipts near period end. The size and timing of a single customer shipment or collection can have a significant impact on trade receivables and inventories. Trade receivables decreased from $11.4 million at December 31, 1996 to $10.6 million at December 31, 1997, reflecting the fourth quarter 1997 delay in customer orders discussed above, partially offset by the impact of extended payment terms granted to certain customers and distributors during 1997, especially in the Asia-Pacific region. The financial difficulties facing the Asia-Pacific region may cause these receivables to age further in 1998. Inventories increased from $7.9 million at December 31, 1996 to $11.3 million at December 31, 1997, primarily due to additional parts inventories required to produce the Company's new products, and the impact of the delay in orders experienced at the end of 1997. As a result of cash flows from operating activities, combined with the proceeds of the Company's secondary public offering in 1997 of $13.4 million, the Company has increased its cash, cash equivalent and short-term investment balances from $9.5 million at December 31, 1996 to $25.8 million at December 31, 1997.

INVESTING ACTIVITIES. Capital equipment expenditures of $4.1 million, $3.3 million, and $1.9 million in 1997, 1996, and 1995, respectively, were primarily for computers, software, demonstration equipment and engineering equipment used in the Company's operations. Expenditures to increase the Company's service spare parts pool were $1.5 million, $1.1 million and $600 for 1997, 1996 and 1995, respectively. The increases in spare parts reflects the stocking of parts for servicing the Company's new ATS FT, MSTS and XTS Test Station product lines. In addition, the Company capitalized certain expenses associated with software development costs of $1.1 million, $715 and $1.0 million for 1997, 1996 and 1995, respectively. The Company has invested amounts equal to compensation deferred by executive management under the terms of the Company's non-qualified deferred compensation plan, in the amounts of $372 and $270 for the years 1997 and 1996, respectively.

FINANCING ACTIVITIES. In 1997 and 1995, net cash provided by financing activities was $14.2 million and $3.0 million, respectively. In 1996, net cash used by financing activities amounted to $12. Cash provided by financing activities during 1997 and 1995 was attributable to the proceeds from the Company's secondary and initial public offerings of common stock, respectively. Cash used for payments of certain capital leases obtained by the Company for computers and equipment used in operations was $251, $300 and $254 for 1997, 1996 and 1995, respectively. In 1997, 1996 and 1995, the
Company received $1.0 million, $288 and $3, respectively, from the issuance of stock under employee stock option and stock purchase plans.

The Company realized reductions in current income tax liabilities of $2.7 million, $1.9 million and $2.3 million during 1997, 1996 and 1995, respectively, resulting from the benefit of tax deductions of employee gains upon exercise of Cadence stock options, and to a lesser extent from the exercise of the Company's employee stock options. The tax benefit of the stock option deduction is reflected as an increase in additional paid-in capital in the accompanying Statements of Shareholders' Equity. The employee gains are not expenses of the Company for financial reporting purposes, and the exercise of Cadence stock options does not increase the number of shares of Company common stock outstanding. The tax benefits realized from the stock option deduction will decrease in the future as employee holdings of Cadence stock options decline due to option exercises and cancellations. The timing and magnitude of this decrease in tax benefits is uncertain as the number of employee stock options which are exercised, and the amount of gains realized upon exercise, will be determined by fluctuations in the market value of Cadence common stock. Such future decreases in the tax benefits from the stock option deduction will increase the amount of the Company's income tax payments and will, consequently, reduce the Company's net cash flows from operating activities.

At the end of 1995, the Company secured a $10.0 million revolving line of credit with U.S. National Bank of Oregon, which is available for general corporate purposes when needed. Under the agreement, the Company can borrow, with interest at the bank's prime lending rate, or if lower, at certain margins above banker's acceptance or interbank offering rates. There have been no borrowings against the line of credit to date. The term of the current credit line agreement ends April 30, 1998. It is management's intent to renew the agreement at that time.

The Company believes that existing funds, funds expected to be generated by operating activities, and the available line of credit, will satisfy the Company's anticipated working capital and other general corporate purposes through at least the next twelve months. The Company currently has no significant capital commitments other than commitments under facility operating leases and vendor contracts for development services, consulting services and parts. The Company may from time to time consider the acquisition of complementary businesses, products or technologies. The Company presently has no significant understandings, commitments or agreements with respect to any such acquisitions. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of additional equity.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedule listed in Item 14(a)(1) and (2) are included in this Report beginning on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by Item 401 of Regulation S-K is included under the captions "Election of Directors" and "Management" in the Company's Proxy Statement dated April 6, 1998 and is incorporated herein by reference. The information required by Item 405 of Regulation S-K is included under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement dated April 6, 1998 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is included under the caption "Executive Compensation" in the Company's Proxy Statement dated April 6, 1998 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption "Stock Owned by Management and Principal Shareholders" in the Company's Proxy Statement dated April 6, 1998 and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption "Certain Transactions and Relationships" in the Company's Proxy Statement dated April 6, 1998 and is incorporated herein by reference.



                                 PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     (1)  Financial Statements and Supplementary Data

          The documents and schedule listed below are filed as part of this report on the pages indicated:

                                                                    Page
                                                                    ----
          Independent Auditors' Report                               F-1
          Statements of Income                                       F-2
          Balance Sheets                                             F-3
          Statements of Shareholders' Equity                         F-4
          Statements of Cash Flows                                   F-5
          Notes to Consolidated Financial Statements                 F-7
          Selected Quarterly Financial Data                          F-17

     (2)  Financial Statement Schedules

     The documents and schedule listed below are filed as part of this report on the pages indicated:

                                                                      PAGE
                                                                      ----
       Schedule II -- Valuation and Qualifying Accounts               F-18
       Independent Auditors' Report on Financial Statements Schedule  F-19

     All other financial statement schedules have been omitted since they are not required, not applicable or the information is included in the consolidated financial statements or notes.


     (3)  Exhibits

                                                                        Sequential
                                                                        Page Number
                                                                        -----------
           3.1.     Restated Articles of Incorporation of Integrated
                    Measurement Systems, Inc. Incorporated by reference
                    to Exhibit 3.1 of the Company's Registration
                    Statement on Form S-1 (Registration No. 33-92408)
           3.2      Second Restated Bylaws of Integrated Measurement
                    Systems, Inc. Incorporated by reference to
                    Exhibit 3(ii) of the Company's Report on Form 8-K
                    filed March 26, 1998.
          10.1.     Form of Indemnity Agreement between Integrated
                    Measurement Systems, Inc. and each of its executive
                    officers and directors. Incorporated by reference
                    to Exhibit 10.1 of the Company's Registration
                    Statement on Form S-1 (Registration No. 33-92408)
          10.2.     1995 Stock Incentive Plan. Incorporated by
                    reference to Exhibit 10.2 of the Company's
                    Registration Statement on Form S-1 (Registration No.
                    33-92408)
          10.3.     1995 Stock Option Plan for Nonemployee Directors.
                    Incorporated by reference to Exhibit 10.3 of the
                    Company's Registration Statement on Form S-1
                    (Registration No. 33-92408)
          10.4.     Form of Employment Agreement between Integrated
                    Measurement Systems, Inc. and each of its executive
                    officers. Incorporated by reference to Exhibit 10.4
                    of the Company's Registration Statement on Form S-1
                    (Registration No. 33-92408)
          10.5.     Stockholder Agreement between Integrated Measurement
                    Systems, Inc. and Cadence Design Systems, Inc.
                    Incorporated by reference to Exhibit 10.5 of the
                    Company's Registration Statement on Form S-1
                    (Registration No. 33-92408)
          10.6.     Shareholder Agreement between Integrated Measurement
                    Systems, Inc. and Cadence Design Systems, Inc.
                    Incorporated by reference to Exhibit 10.6 of the
                    Company's Registration Statement on Form S-1
                    (Registration No. 33-92408)
          10.7.     Asset Transfer Agreement between Integrated
                    Measurement Systems, Inc. and Cadence Design
                    Systems, Inc. Incorporated by reference to Exhibit
                    10.7 of the Company's Registration Statement on Form
                    S-1 (Registration No. 33-92408)
          10.8.     Corporate Services Agreement between Integrated
                    Measurement Systems, Inc. and Cadence Design
                    Systems, Inc. Incorporated by reference to Exhibit
                    10.8 of the Company's Registration Statement on Form
                    S-1 (Registration No. 33-92408)
          10.9.     Tax Sharing Agreement between Integrated Measurement
                    Systems, Inc. and Cadence Design Systems, Inc.
                    Incorporated by reference to Exhibit 10.9 of the
                    Company's Registration Statement on Form S-1
                    (Registration No. 33-92408)
          10.10.    Lease Agreement between Integrated Measurement
                    Systems, Inc. and Beaverton-Richmond Tech
                    Properties, a Joint Venture, as amended by


                    Amendment One and Amendment Two. Incorporated by reference to Exhibit 10.10 of the Company's Registration
                    Statement on Form S-1 (Registration No. 33-92408)
          10.11. Line of Credit agreement with US Bank. Incorporated by reference to Exhibit 10.11 of the Company's
                    Annual Report on Form 10-K for the year ended
                    December 31, 1995.
          10.12.    Integrated Measurement Systems, Inc. 1995 Employee
                    Stock Purchase Plan. Incorporated by reference to
                    Exhibit 10.12 of the Company's Annual Report on Form
                    10-K for the year ended December 31, 1995.
          10.13.    Employment Agreement dated March 16, 1996 between
                    Integrated Measurement Systems, Inc. and Keith L.
                    Barnes. Incorporated by reference to Exhibit 10.a of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
          10.14.    Employment Agreement dated March 16, 1996 between
                    Integrated Measurement Systems, Inc. and Ramadan.
                    Incorporated by reference to Exhibit 10.b of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
          10.15.    Amended Stockholder Agreement between Integrated
                    Measurement Systems, Inc. and Cadence Design
                    Systems, Inc. Incorporated by reference to Exhibit
                    10.15 of the Company's Registration Statement on
                    Form S-1 (Registration No. 333-20495)
          10.16.    Amended Corporate Services Agreement between
                    Integrated Measurement Systems, Inc. and Cadence
                    Design Systems, Inc. Incorporated by reference to
                    Exhibit 10.16 of the Company's Registration
                    Statement on Form S-1 (Registration No. 333-20495)
          10.17. Second Amendment to Joint Sales Agency Agreement between Integrated Measurement Systems, Inc. and
                    Cadence Design Systems, Inc. Incorporated by reference to Exhibit 10.17 of the Company's
                    Registration Statement on Form S-1 (Registration No.
                    333-20495)
          10.18.    Employment Agreement dated December 31, 1996 between
                    Integrated Measurement Systems, Inc. and David
                    Brinker. Incorporated by reference to Exhibit 10.18
                    of the Company's Registration Statement on Form S-1
                    (Registration No. 333-20495)
          10.19.    Integrated Measurement Systems, Inc. Executive
                    Deferred Compensation Plan. Incorporated by reference to Exhibit 10 of the Company's Quarterly
                    Report on Form 10-Q for the quarter ended September
                    30, 1996.
          10.20.    Separation letter agreement between Integrated
                    Measurement Systems, Inc. and Marvin Wolfson.
                    Incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1
                    (Registration No. 333-20495)
          10.21.    Lease Agreement, dated September 22, 1997, between
                    Integrated Measurement Systems, Inc. and Spieker
                    Partners, LP, a limited  partnership.*
          10.22.    Rights Agreement, dated as of March 25, 1998, between
                    Integrated Measurement Systems, Inc. and ChaseMellon
                    Shareholder Services, L.L.C. including the Articles of
                    Amendment creating the Series A Participating Preferred
                    Stock of Integrated Measurement Systems, Inc., the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
                    Incorporated by reference to Exhibit 4.1 of the Company's
                    Report on Form 8-K filed March 26, 1998
          10.23.    Amended and Restated Shareholder Agreement, dated as of
                    March 25, 1998, between Integrated Measurement Systems,
                    Inc. and Cadence Design Systems, Inc. Incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-K filed March 26, 1998.
          16.1. Letter of Arthur Andersen LLP regarding change in accounting principles. Incorporated by reference to
                    Exhibit 10.a of the Company's Quarterly Report on
                    Form 10-Q for the quarter ended March 31, 1996.
          23.1.     Consent of Arthur Andersen LLP*
          27.1.     Financial Data Schedule*
          27.2.     Financial Data Schedule (restated)*
          27.3.     Financial Data Schedule (restated)*

     -------------------
     * File Herewith

(b)  Reports on Form 8-K

     No report on Form 8-K was filed during the quarter ended December 31, 1997.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1998.

INTEGRATED MEASUREMENT SYSTEMS, INC.


By /s/  SAR RAMADAN
   -----------------------------------------

Sar Ramadan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 30th day of March, 1998.

     Signature                             Title


/s/  KEITH L. BARNES          President, Chief Executive Officer, and Director
-------------------------     (Principal Executive Officer)
Keith L. Barnes

/s/  SAR RAMADAN              Chief Financial Officer (Principal Financial
-------------------------     and Accounting Officer)
Sar Ramadan

/s/  H. RAYMOND BINGHAM       Chairman of the Board
-------------------------
H. Raymond Bingham


/s/  C. SCOTT GIBSON          Director
-------------------------
C. Scott Gibson


/s/  JAMES E. SOLOMON         Director
-------------------------
James E. Solomon


/s/  JAMES M. HURD            Director
-------------------------
James M. Hurd


/s/  MILTON R. SMITH          Director
-------------------------
Milton R. Smith

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF INTEGRATED MEASUREMENT SYSTEMS,
INC.:

We have audited the accompanying balance sheets of Integrated Measurement Systems, Inc. (an Oregon corporation) as of December 31, 1997 and 1996, and the related statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Measurement Systems, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP

Portland, Oregon
January 21, 1998

                                STATEMENTS OF INCOME
                      (In thousands, except per share amounts)



                                                   Year ended December 31,
                                             ----------------------------------
                                               1997        1996           1995
                                             --------    --------       -------
Sales:
     Product sales..........................  $35,777     $40,244       $33,076
     Service and other sales................   11,073      10,593         8,017
                                             --------    --------       -------
          Net sales.........................   46,850      50,837        41,093

Cost of sales:
     Cost of product sales..................   12,452      14,203        12,827
     Cost of service and other sales........    3,702       3,935         2,939
                                             --------    --------       -------
          Total cost of sales...............   16,154      18,138        15,766
                                             --------    --------       -------
          Gross margin......................   30,696      32,699        25,327

Operating expenses:
     Research, development and engineering..    7,385       7,796         6,177
     Selling, general and administrative....   16,238      15,408        13,681
                                             --------    --------       -------
          Total operating expenses..........   23,623      23,204        19,858
                                             --------    --------       -------
          Operating income..................    7,073       9,495         5,469

Other income, net...........................      932         217           319
                                             --------    --------       -------
Income before income taxes..................    8,005       9,712         5,788
Provision for income taxes..................    2,800       3,546         2,253
                                             --------    --------       -------
          Net income........................  $ 5,205     $ 6,166       $ 3,535
                                             --------    --------       -------
                                             --------    --------       -------
Basic earnings per share....................  $  0.70     $  0.92       $  0.54
                                             --------    --------       -------
                                             --------    --------       -------
Diluted earnings per share..................  $  0.67     $  0.88       $  0.53
                                             --------    --------       -------
                                             --------    --------       -------
Weighted average number of common
     shares outstanding for basic
     earnings per share.....................    7,388       6,710         6,492
Incremental shares from assumed
     conversion of employee stock options...      360         293           170
                                             --------    --------       -------
Adjusted weighted average shares
     for diluted earnings per share.........    7,748       7,003         6,662
                                             --------    --------       -------
                                             --------    --------       -------

The accompanying notes are an integral part of these financial statements.

                                BALANCE SHEETS
                      (In thousands, except share amounts)

                                                              December 31,
                                                         ---------------------
                                                           1997          1996
                                                         -------       -------
ASSETS

Current assets:
     Cash and cash equivalents........................   $17,464       $ 9,545
     Short-term investments...........................     8,371            --
     Trade receivables, less allowance for
          doubtful accounts of $577 and $489..........    10,582        11,352
     Receivable from Cadence, net.....................       219         2,125
     Inventories......................................    11,311         7,940
     Income taxes receivable..........................       336            --
     Deferred income taxes............................     1,637         1,690
     Prepaid expenses and other current assets........     1,597         1,118
                                                         -------       -------
          Total current assets........................    51,517        33,770

Property, plant and equipment, net....................     7,418         5,924

Service spare parts, net..............................     3,395         2,567

Software development costs, net.......................     1,763         1,446

Other assets, net.....................................     1,430           607
                                                         -------       -------
          Total assets................................   $65,523       $44,314
                                                         -------       -------
                                                         -------       -------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable.................................   $ 2,321       $ 2,251
     Accrued compensation.............................     1,354         2,036
     Accrued warranty.................................       442           500
     Deferred revenue.................................     1,852         1,727
     Income taxes payable.............................        --           979
     Other current liabilities........................       475           750
     Capital lease obligations - current..............       181           247
                                                         -------       -------
          Total current liabilities...................     6,625         8,490

Deferred income taxes.................................       483           417

Capital lease obligations, net of current portion.....       152           278

Deferred compensation.................................       830           270

Commitments

Shareholders' equity:
     Preferred stock, $.01 par value, authorized
          10,000,000 shares;
          none issued and outstanding.................        --            --

     Common stock, $.01 par value, authorized
          15,000,000 shares; 7,521,393 and
          6,726,257 issued and outstanding............        75            67

     Additional paid-in capital.......................    40,037        22,676

     Retained earnings................................    17,321        12,116
                                                         -------       -------
          Total shareholders' equity..................    57,433        34,859
                                                         -------       -------
          Total liabilities and shareholders' equity..   $65,523       $44,314
                                                         -------       -------
                                                         -------       -------

The accompanying notes are an integral part of these financial statements.

                         STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (In thousands)




                                                                    Additional                         Total
                                               Common Stock          Paid-in            Retained    Shareholders'
                                            Shares      Amount       Capital            Earnings       Equity
                                            ------      ------      ----------          --------    -------------
Balance, December 31, 1994................  6,324       $  63        $14,764            $ 3,442       $18,269

     Contributed capital..................     --          --            177                 --           177
     Net proceeds from initial public
          offering........................    375           4          3,253                 --         3,257
     Stock issued under employee stock
          option plans....................      1          --              3                 --             3
     Dividend to Cadence..................     --          --             --             (1,027)       (1,027)
     Tax benefit from Cadence stock
          options.........................     --          --          2,270                 --         2,270
     Net income...........................     --          --             --              3,535         3,535
                                            ------      ------      ----------          --------    -------------
Balance, December 31, 1995................  6,700          67         20,467              5,950        26,484

     Stock issued under employee stock
          plans...........................     26          --            288                 --           288
     Tax benefit from Cadence and IMS
          stock options...................     --          --          1,921                 --         1,921
     Net income...........................     --          --             --              6,166         6,166
                                            ------      ------      ----------          --------    -------------
Balance, December 31, 1996................  6,726          67         22,676             12,116        34,859

     Contributed capital..................     --          --            313                 --           313
     Net proceeds from secondary public
          offering........................    700           7         13,360                 --        13,367
     Stock issued under employee stock
          plans...........................     95           1          1,036                 --         1,037
     Tax benefit from Cadence and IMS
          stock options...................     --          --          2,652                 --         2,652
     Net income...........................     --          --             --              5,205         5,205
                                            ------      ------      ----------          --------    -------------
Balance, December 31, 1997................  7,521       $  75        $40,037            $17,321       $57,433
                                            ------      ------      ----------          --------    -------------
                                            ------      ------      ----------          --------    -------------


The accompanying notes are an integral part of these financial statements.

                              STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                                  Year ended December 31,
                                             --------------------------------
                                               1997         1996       1995
                                             --------     --------   --------
Cash flows from operating activities:
     Cash received from customers..........  $ 50,725     $ 47,958   $ 36,994
     Interest received.....................     1,097          428        320
     Payments to suppliers.................   (21,319)     (22,782)   (16,986)
     Payments to employees.................   (18,972)     (17,717)   (14,082)
     Income taxes paid.....................    (1,307)        (629)      (495)
     Other taxes paid......................      (975)      (1,257)      (733)
     Interest paid.........................       (41)         (33)       (30)
                                             --------     --------   --------
          Net cash provided by operating
               activities..................     9,208        5,968      4,988
                                             --------     --------   --------
Cash flows from investing activities:
     Purchases of short-term investments...   (11,392)          --         --
     Sale of short-term investments........     3,021           --         --
     Purchases of equipment and software...    (4,128)      (3,299)    (1,874)
     Purchases of service spare parts......    (1,501)      (1,057)      (600)
     Software development costs............    (1,070)        (715)      (974)
     Purchases of long-term investments....      (372)        (270)        --
                                             --------     --------   --------
          Net cash used in investing
               activities..................   (15,442)      (5,341)    (3,448)
                                             --------     --------   --------
Cash flows from financing activities:
     Principal payments under
          capital leases...................      (251)        (300)      (254)
     Net proceeds from public
          stock offerings..................    13,367           --      3,257
     Proceeds from employee stock plans....     1,037          288          3
                                             --------     --------   --------
          Net cash provided by (used in)
               financing activities........    14,153          (12)     3,006
                                             --------     --------   --------
          Net increase in cash and cash
               equivalents.................     7,919          615      4,546
Cash and cash equivalents at
     beginning of year.....................     9,545        8,930      4,384
                                             --------     --------   --------
Cash and cash equivalents at end of year...  $ 17,464     $  9,545   $  8,930
                                             --------     --------   --------
                                             --------     --------   --------
Reconciliation of net income to net cash
     provided by operating activities:
     Net income............................  $  5,205     $  6,166   $  3,535
     Adjustments to reconcile net income to
          cash provided by operating
          activities:
          Depreciation and amortization....     4,001        3,492      3,071
          Contributed capital..............       313           --        177
          Provision (benefit) for
               deferred income taxes.......       119         (144)      (763)
          Deferred compensation............       372          270         --
     Net change in receivable from Cadence.     1,906       (1,031)      (373)
     Decrease (increase) in trade
          receivables......................       770       (3,235)    (3,693)
     Increase in inventories...............    (3,371)      (2,110)    (2,606)
     Increase in prepaid expenses
          and other current assets.........      (479)        (383)      (485)
     Net change in income taxes
          payable or receivable............     1,337        2,900         --
     (Decrease) increase in accounts
          payable and accrued expenses.....    (1,090)         607      4,963
     Increase (decrease) in deferred
          revenue..........................       125         (564)     1,162
                                             --------     --------   --------
Net cash provided by operating activities..  $  9,208     $  5,968   $  4,988
                                             --------     --------   --------
                                             --------     --------   --------

                                                  Year ended December 31,
                                             --------------------------------
                                               1997         1996       1995
                                             --------     --------   --------

Supplemental schedule of noncash
     financing activities:
     Purchases of assets through
          capital leases...................  $   59       $  607     $  181
     Tax benefit from Cadence and
          IMS stock options................  $2,652       $1,921     $2,270
     Noncash dividend to Cadence...........  $   --       $   --     $1,027


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

In July 1995, the Company successfully completed an initial public offering of common stock at a price of $11 per share. A total of 2,990,000 shares were sold, consisting of 375,000 shares issued by the Company and 2,615,000 shares sold by Cadence. The net proceeds to the Company from this offering, after deduction of directly related expenses, were $3.3 million, while net proceeds to Cadence amounted to approximately $26.6 million. In February 1997, the Company issued 700,000 additional shares of common stock, and Cadence sold 950,000 shares of the Company's common stock in a registered public stock offering. Net proceeds to the Company amounted to $13.4 million. At December 31, 1997, Cadence owned 37% of the outstanding common stock of the Company, with the remaining 63% publicly owned.

The Company is engaged in designing, developing, manufacturing, marketing and servicing high-performance engineering Test Stations and test software to test and measure the performance of complex electronic devices. In addition, the Company develops, markets and supports a line of Virtual Test Software that permits design and test engineers to automate test program development and to conduct simulated tests of electronic device designs prior to the fabrication of a prototype of the actual device. Virtual Test Software and related services accounted for approximately 13%, 9% and 5% of net sales for the years ended December 31, 1997, 1996 and 1995, respectively.

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

RECLASSIFICATIONS
Certain reclassifications have been made in the accompanying financial statements for 1995 and 1996 to conform with the 1997 presentation.

REVENUE RECOGNITION
The Company generally recognizes revenue from product sales and software licenses as the product ships and when no significant obligations remain. Contract service and support revenues billed in advance are recorded as deferred revenue and recognized ratably over the contractual period as the services and support are performed. Revenue from other services, such as consulting and training, is recognized as the related services are performed or when certain milestones are achieved.

PRODUCT WARRANTY
The Company provides a warranty for its products and establishes an estimated accrual at the time of sale considered adequate to cover warranty costs during the warranty period.

CASH AND CASH EQUIVALENTS
The Company classifies all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments. The Company investments are placed with high credit-quality financial institutions and bear minimal credit risk.

INVESTMENTS
The Company accounts for its investments in accordance with the Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Under the provisions of SFAS 115, the Company is required to classify and account for its security investments as trading securities, securities available for sale or securities held to maturity depending on the Company's intent to hold or trade the securities at the time of purchase. The Company's short-term investments are placed with high credit-quality financial institutions or in short-duration, high quality debt securities. The Company limits the amount of credit exposure in any one institution or type of investment instrument. As of December 31, 1997, the Company's short-term investments consisted of debt securities issued by the states of the United States and political subdivisions of states, all classified as available for sale. Debt securities available for sale are carried on the balance sheet at fair market value, with the change in unrealized gain or loss included in Shareholders' Equity. The unrealized gain on the Company's investments in debt securities at December 31, 1997 was not material and therefore is combined with Additional Paid-in Capital in the accompanying Balance Sheets and Statements of Shareholders' Equity.

INVENTORIES
Inventories, consisting principally of computer hardware, electronic sub-assemblies and test equipment, are valued at standard costs which approximate the lower of cost (first-in, first-out) or market. Costs used for inventory valuation purposes include material, labor and manufacturing overhead.

                                         December 31,
                                   -----------------------
                                     1997            1996
                                   -------          ------
      Raw materials..............  $ 5,780          $4,098
      Work-in-progress...........    4,037           2,912
      Finished goods.............    1,494             930
                                   -------          ------
      Total inventories..........  $11,311          $7,940
                                   -------          ------
                                   -------          ------

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is stated at cost and consists principally of equipment, furniture and leasehold improvements. Depreciation of equipment and furniture is computed principally on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the lease, or the estimated useful lives of the improvements.

                                                     December 31,
                                               -----------------------
                                                 1997            1996
                                               -------         -------
  Leasehold improvements....................   $   285         $   313
  Computer equipment and software...........     5,307           5,613
  Manufacturing and test equipment..........     4,293           3,363
  Demonstration equipment...................     6,615           5,030
  Office furniture and equipment............       822             750
                                               -------         -------
                                                17,322          15,069

  Less accumulated depreciation.............    (9,904)         (9,145)
                                               -------         -------



  Net property, plant and equipment.........   $ 7,418         $ 5,924
                                               -------         -------
                                               -------         -------

SERVICE SPARE PARTS
Service spare parts consist of electronic components used to service Test Stations for which the Company has entered into equipment maintenance agreements with customers. Subsequent to December 31, 1995, the Company reclassified its service spare parts from inventory to non-current assets to more accurately reflect the use of such parts in the Company's service business. These assets are not held for sale, diminish in value in a reasonably predictable manner, and therefore are subject to depreciation. Beginning January 1, 1996, depreciation of the Company's service spare parts is computed on a straight-line basis over the estimated useful lives of the assets, generally eight years, and charged to Cost of Service and Other Sales. Prior to 1996, the Company charged normally recurring adjustments necessary to present inventory at its estimated net realizable value to Cost of Service and Other Sales. In order to reflect this change, the Company recorded a charge to Cost of Service and Other Sales of $327 during the first quarter of 1996, representing the cumulative difference in financial statement carrying value between the depreciated cost under the new accounting method at January 1, 1996 and the net inventory carrying value of the service spare parts assets at December 31, 1995. Cost and accumulated depreciation of service spare parts are as follows:




                                                     December 31,
                                               -----------------------
                                                 1997            1996
                                               -------         -------
      Service spare parts, at cost...........  $ 5,233         $ 3,732
      Less accumulated depreciation..........   (1,838)         (1,165)
                                               -------         -------
      Net service spare parts................  $ 3,395         $ 2,567
                                               -------         -------
                                               -------         -------

RESEARCH, DEVELOPMENT AND ENGINEERING COSTS
Research, development and engineering costs are expensed as incurred.

SOFTWARE DEVELOPMENT COSTS
The Company capitalizes certain software development costs incurred once technological and economic feasibility of the product has been demonstrated. These capitalized costs are amortized over the estimated economic life of the related product, generally three years, computed principally on a straight-line basis. Amortization is included in Cost of Product Sales in the accompanying Statements of Income. The Company capitalized software development costs amounting to $1,070, $715 and $974 in 1997, 1996 and 1995, respectively.
Related amortization expense of $753, $842 and $1,277 was recorded in 1997, 1996 and 1995, respectively.

                                                     December 31,
                                               -----------------------
                                                 1997            1996
                                               -------         -------
  Software development costs................   $ 6,301         $ 5,231

  Less accumulated amortization.............    (4,538)         (3,785)
                                               -------         -------
  Net software development costs............   $ 1,763         $ 1,446
                                               -------         -------
                                               -------         -------

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

STOCK-BASED COMPENSATION PLANS
The Company accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123).

EARNINGS PER SHARE
The Company calculates earnings per share in accordance with of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which became effective for financial statements for periods ending after December 15, 1997. Basic earnings per share are computed using the weighted average number of common shares actually outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS 128. The Company's common stock equivalents consist of dilutive shares issuable upon the exercise of outstanding common stock options. There are no differences in net income used for basic and diluted earnings per share. Earnings per share amounts presented in the accompanying Statements of Income for 1996 and 1995 have been adjusted to give effect to SFAS 128. Following is a summary of common stock options outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

                                             Year ended December 31,
                                        --------------------------------------
                                          1997           1996            1995
                                        -------        -------          ------
   Number of options outstanding
        with exercise price in
        excess of average market
        price........................        33             26               7
   Weighted average exercise price...   $ 18.99        $ 19.18          $15.26



3.   CAPITAL LEASE OBLIGATIONS:

The Company leases certain equipment under capital lease agreements, which are secured by the related assets. A schedule of future minimum lease payments under capital lease agreements as of December 31, 1997 is as follows:

    1998...............................................       $ 206
    1999...............................................         162
                                                              -----
    Total minimum payments.............................         368
    Amount representing interest.......................         (35)
                                                              -----
    Present value of future minimum lease payments.....         333
         Less current portion..........................        (181)
                                                              -----
    Long-term capital lease obligation.................       $ 152
                                                              -----
                                                              -----

4.   COMMITMENTS:

The Company leases its facilities and certain equipment under operating leases that expire from 1998 to 2004. The approximate minimum lease payments under these operating leases at December 31, 1997 are as follows:

                          1998..................  $1,235
                          1999..................   1,231
                          2000..................   1,194
                          2001..................   1,165
                          2002..................   1,200
                          Thereafter............   1,400

Rent expense was approximately $1,164, $1,189 and $1,111 for the years ended December 31, 1997, 1996 and 1995, respectively.


5.    LINE OF CREDIT:

In December 1995, the Company secured a revolving line of credit with a bank allowing maximum borrowings of $10,000. The Company can borrow, with interest at the bank's prime lending rate, or if lower, at certain margins above bankers' acceptance on inter-bank offering rates. There have been no borrowings against the line of credit to date. Certain financial covenants are included in this agreement, which the Company was in compliance with at December 31, 1997. The line of credit is renewable April 30, 1998.


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

On July 1, 1996, the Company implemented an Executive Deferred Compensation Plan (the "Plan") for the purpose of providing eligible employees with a program for deferring compensation earned during employment. The Plan is intended to constitute an unfunded deferred compensation arrangement for the benefit of certain highly compensated employees of the Company. Under the terms of the Plan, eligible employees of the Company may make voluntary contributions to the Plan as a percentage of compensation, but not in excess of limitations stated in the Plan. The Company has invested these voluntary contributions in a variety of investment funds for the intended use of paying plan benefits when participating employees become eligible to receive such benefits under the terms of the Plan. These investments have been included in Other Assets in the accompanying Balance Sheets. The Company currently does not match employee contributions and does not intend to do so in the near future.

7.   EMPLOYEE AND DIRECTOR STOCK PLANS:

On May 10, 1995, the Company's Board of Directors approved the adoption of the 1995 Stock Incentive Plan (the 1995 Plan) pursuant to which 1,620,000 shares of the Company's common stock have been reserved for issuance. Options under the 1995 Plan generally vest ratably over a four-year period from the date of grant, expire ten years from the date of grant, and are exercisable at prices generally not less than the fair market value at the grant date. During 1997 and 1996, the Company cancelled and reissued certain incentive stock options granted to employees. The reissued options were granted at fair market value on the date of reissuance and have been reflected in the table below as cancellations and new grants. These options vest ratably over four years from the date of the reissuance.

On May 10, 1995, the Board of Directors approved the adoption of the 1995 Stock Option Plan for Nonemployee Directors (the "Nonemployee Director Plan") pursuant to which 250,000 shares of the Company's common stock have been reserved for issuance. The Nonemployee Director Plan covers directors who are not employees of the Company. The Nonemployee Director Plan allows for the automatic grant of 10,000 options upon becoming a director and 3,000 options annually thereafter. To-date, grants have been made at fair market value on the date of grant. These options vest ratably over three years from the date of grant. Since consummation of the Company's initial public offering, 75,000 stock options were awarded under the Nonemployee Director Plan.

On May 6, 1996, the shareholders approved the adoption of the 1995 Employee Stock Purchase Plan (the "ESPP") pursuant to which 250,000 shares of the Company's common stock have been reserved for issuance to participating employees, of which 59,434 shares have been issued as of December 31, 1997. Eligible employees may elect to contribute up to 10 percent of their cash compensation during each pay period. The ESPP provides for two semiannual offering periods, beginning February 1 and August 1 of each year. During the offering periods, participants accumulate funds in an account via payroll deduction. At the end of each six-month offering period, the purchase price is determined and the accumulated funds are used to automatically purchase shares of the Company's common stock. The purchase price per share is equal to 85 percent of the lower of the fair market value of the common stock (a) on the Enrollment Date of the offering period or (b) on the date of the purchase.

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

The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted and shares issued pursuant to the ESPP during 1997, 1996 and 1995 using the Black-Scholes option-pricing model as prescribed by SFAS 123, using the following weighted average assumptions:

                                             Year ended December 31,
                                        --------------------------------------
                                          1997      1996         1995
                                        --------  --------     --------
           Risk-free interest rate.....       6%        6%           6%
           Expected dividend yield.....       0%        0%           0%
           Expected life (years).......       4         4            4
                                        --------  --------     --------
           Expected volatility.........      56%       61%          61%

The total value of options granted during 1997, 1996 and 1995 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over four years. If the Company had accounted for these plans in accordance with SFAS 123, the Company's net income and net income per share would have decreased as reflected in the following pro forma amounts:

                                             Year ended December 31,
                                        --------------------------------------
                                          1997           1996            1995
                                        -------        -------          ------
       Net income:
           As reported................. $5,205         $6,166           $3,535
           Pro forma................... $3,463         $5,092           $3,194
       Basic earnings per share:
           As reported................. $ 0.70         $ 0.92           $ 0.54
           Pro forma................... $ 0.47         $ 0.76           $ 0.49


       Diluted earnings per share:
           As reported................. $ 0.67         $ 0.88           $ 0.53
           Pro forma................... $ 0.46         $ 0.74           $ 0.49

The Company has not and does not currently contemplate any plans to issue equity instruments other than options to purchase common stock of the Company. Options are generally issued with an exercise price equal to the price of the closing trade on the Nasdaq National Market on the date of issuance.

A summary of the status of the Company's stock option plans and changes are presented in the following table:

                                                               Year ended December 31,
                                        ------------------------------------------------------------------
                                                1997                    1996                   1995
                                        --------------------     -------------------    ------------------
                                                   Wtd. Avg.               Wtd. Avg.             Wtd. Avg.
                                          Shares   Ex. Price      Shares   Ex. Price     Shares  Ex. Price
                                        ---------  ---------     --------  ---------    -------  ---------
  Options outstanding at beginning
       of year........................    861,608    $10.97       534,264    $ 9.36          --    $  --
  Granted.............................    682,823     13.37       442,200     14.57     542,250     9.36
  Exercised...........................    (54,343)     9.64        (7,813)     9.38        (803)    8.50
  Cancelled...........................   (181,970)    16.87      (107,043)    17.91      (7,183)    9.05
                                        ---------  ---------     --------  ---------    -------  ---------
  Options outstanding at end of year..  1,308,118    $11.43       861,608    $10.97     534,264    $9.36
                                        ---------  ---------     --------  ---------    -------  ---------
                                        ---------  ---------     --------  ---------    -------  ---------
  Exercisable at end of year..........    430,107    $10.47       241,698    $ 9.81      78,433    $8.85
                                        ---------  ---------     --------  ---------    -------  ---------
                                        ---------  ---------     --------  ---------    -------  ---------
  Shares issued under the ESPP........     40,793    $11.86        18,641    $11.26          --       --
                                        ---------  ---------     --------  ---------    -------  ---------
                                        ---------  ---------     --------  ---------    -------  ---------
  Weighted average fair value of
       options granted................         --    $ 6.42            --    $ 6.85          --    $4.88
  Weighted average fair value of
       shares issued under the ESPP...         --    $ 5.37            --    $ 3.87          --       --

The following table sets forth the exercise price range, number of shares outstanding at December 31, 1997, weighted average remaining contractual life, weighted average exercise price, number of exercisable shares and weighted average exercise price of exercisable options by groups of similar price and grant date:


                                  OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                      -------------------------------------------          ------------------------------
                                        Weighted
                                         Average         Weighted                                Weighted
   Exercise           Outstanding       Remaining         Average                                 Average
    Price                shares        Contractual       Exercise          Exercisable           Exercise
    Range             at 12/31/97      Life (Years)        Price             Options               Price
-------------         -----------      ------------      --------          -----------           --------
$ 8.50-$ 8.50            341,971           7.36           $ 8.50             216,300              $ 8.50
$10.00-$11.75            528,990           9.33           $11.61              67,953              $10.81
$12.38-$12.75            218,223           8.26           $12.58              85,925              $12.60
$13.00-$24.00            218,934           8.61           $14.53              59,929              $14.13




As of December 31, 1997, employees of the Company also held approximately 256,386 Cadence stock options, under the original terms of their issuance.
These options were granted to IMS employees by Cadence prior to 1995 (see Note
1). Upon exercise of Cadence options, proceeds equal to the option exercise price pass to Cadence, and there is no impact on the number of shares of Company stock outstanding.

8.   INCOME TAXES:

The accompanying Statements of Income present the Company's income tax expense computed on a separate return basis. The taxable income of the Company was included in the Cadence consolidated income tax returns through July 20, 1995. The Company has been filing independent income tax returns since July 21, 1995, the date of the Company's initial public offering.

Income tax liabilities through March 31, 1995 have been settled with Cadence. The settlement with Cadence is reflected as contributed capital in the accompanying Statements of Shareholders' Equity. Income tax liabilities for the period April 1 through July 20, 1995 were settled with Cadence in cash.

The provision (benefit) for income taxes is as follows:

                       Year ended December 31,
                      -------------------------
                       1997     1996      1995
                      ------   ------    ------
 Current:
     Federal........  $2,052   $3,098    $2,529
     State..........     629      592       487
                      ------   ------    ------
                       2,681    3,690     3,016

 Deferred...........     119     (144)     (763)
                      ------   ------    ------
     Total..........  $2,800   $3,546    $2,253
                      ------   ------    ------
                      ------   ------    ------

The effective tax rate differs from the Federal statutory rate as follows:


                                            Year ended December 31,
                                           -------------------------
                                            1997      1996      1995
                                           ------    ------    ------
Federal statutory tax rate..............   34.0%     34.0%     34.0%
State taxes, net of Federal tax effect..    4.4       4.1       4.1
Research and development tax credits....   (3.1)     (1.9)       --
Other, net..............................   (0.3)      0.3       0.8
                                           ------    ------    ------
   Total................................   35.0%     36.5%     38.9%
                                           ------    ------    ------
                                           ------    ------    ------

The net deferred tax asset consists of the following tax effects relating to temporary differences:

                                                          December 31,
                                                        ---------------
                                                         1997     1996
                                                        ------   ------
  Deferred tax assets:
     Inventory valuation..............................  $  966   $  723
     Accrued vacation and other compensation..........     590      444
     Book in excess of tax depreciation...............     110       86
     Allowance for doubtful accounts..................     202      168
     Accrued warranty.................................     155      187
     Research and development credit carryforward.....     --       222
     Other............................................     --        54
                                                        ------   ------
                                                         2,023    1,884
                                                        ------   ------
  Deferred tax liabilities:
     Service spare parts valuation....................    (238)     (69)
     Software development costs.......................    (617)    (542)
     Other............................................     (14)      --
                                                        ------   ------
                                                          (869)    (611)
                                                        ------   ------
     Net deferred tax asset...........................  $1,154   $1,273
                                                        ------   ------
                                                        ------   ------

For the years ended December 31, 1997, 1996 and 1995, income taxes payable have been reduced by $2,652, $1,921 and $2,270, respectively, for the tax benefit from tax deduction of employee gains upon exercise of Cadence and IMS stock options. The tax benefit of the stock option deduction is reflected as an increase in Additional Paid-in Capital in the accompanying Statements of Shareholders' Equity. The employee gains are generally not expenses of the Company for financial reporting purposes, and the exercise of Cadence stock options does not increase the number of shares of Company common stock outstanding.


9.   TRANSACTIONS WITH CADENCE:

In certain foreign markets, primarily Europe, Cadence employees act as sales agents for the Company. The Company reimburses Cadence through intercompany accounts for related costs incurred on the Company's behalf, plus an administrative fee. Cadence provides selling, service and production support related to the Company's Virtual Test Software. The Company has paid Cadence based upon estimated costs to provide this support, and related expenses have been reflected in the accompanying Statements of Income. Cadence provides facilities for certain domestic Company sales personnel. Intercompany charges for utilization of these facilities have been reflected in the accompanying Statements of Income as Selling, General and Administrative expense. For the years 1997, 1996 and 1995, the costs of the above services provided by Cadence totaled $2,648, $2,608 and $2,698, respectively. In 1997 and 1996, the Company sold a mixed-signal Test Station and related upgrades and peripherals to Cadence, to be used by Cadence's design services group providing engineering test services to their customers, for $1,329 and $1,260, respectively.

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

10.  GEOGRAPHIC AND CUSTOMER INFORMATION

The Company sells to customers located throughout the United States, Asia-Pacific and Europe. Credit evaluations of its customers' financial conditions are performed periodically, and the Company generally does not require collateral from its customers. The Company maintains reserves for potential credit losses and such losses have been both immaterial and within management's expectations.

In 1997, 1996, and 1995, one customer accounted for 27 percent, 36 percent and 30 percent of net sales, respectively. The Company is subject to credit risk through trade receivables, which is minimized due to the size and financial stability of the Company's customers. At December 31, 1997 trade receivables by geographic region were:

        United States..............................   $ 4,566
        Asia-Pacific...............................     5,142
        Europe.....................................     1,406
        Other......................................        45
                                                      -------
                                                       11,159
        Less allowance for doubtful accounts.......      (577)
                                                      -------
        Trade receivables, net.....................   $10,582
                                                      -------
                                                      -------

Export sales are made to the Company's customers throughout Asia-Pacific and Europe. Sales by customer geographic region, generally denominated in U.S. dollars, were:


                              Year ended December 31,
                           ----------------------------
                             1997       1996      1995
                           -------    -------   -------
United States              $30,772    $37,591   $27,854
Asia-Pacific                10,990      8,999     8,403
Europe                       4,842      3,790     4,656
Other                          246        457       180
                           -------    -------   -------
     Total                 $46,850    $50,837   $41,093
                           -------    -------   -------
                           -------    -------   -------

The Company's export sales and trade receivables shown above for the Asia-Pacific region relate primarily to Asian locations of U.S. based multinational companies and other customers headquartered in Japan, Korea, Taiwan, and Singapore. To-date, the Company has not experienced any significant impact from the current financial crisis in the Asia-Pacific region. There can be no assurance that the Asia-Pacific financial crisis will not negatively impact the Company's future net sales or collection of related trade receivables.

Like most high technology, high growth companies, IMS faces certain business risks that may impact the Company's results of operations. For further discussion of such risks, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

                   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                       (In thousands, except per share data)


                                                            Quarter ended
                                          ------------------------------------------------
                                          March 31     June 30   September 30  December 31
                                          ------------------------------------------------
          1997
          Net sales                       $13,280      $11,026      $12,067      $10,477
          Gross margin                    $ 8,602      $ 7,274      $ 8,040      $ 6,780
          Operating income                $ 2,683      $ 1,473      $ 2,071      $   846
          Net income                      $ 1,825      $ 1,174      $ 1,518      $   688
          Basic earnings per share        $  0.26      $  0.16      $  0.20      $  0.09
          Diluted earnings per share      $  0.25      $  0.15      $  0.20      $  0.09
          ------------------------------------------------------------------------------

          1996
          Net sales                       $11,915      $12,612      $12,737      $13,573
          Gross margin                    $ 7,507      $ 8,104      $ 8,290      $ 8,798
          Operating income                $ 2,071      $ 2,319      $ 2,382      $ 2,723
          Net income                      $ 1,346      $ 1,398      $ 1,637      $ 1,785
          Basic earnings per share        $  0.20      $  0.21      $  0.24      $  0.27
          Diluted earnings per share      $  0.20      $  0.20      $  0.23      $  0.25
          ------------------------------------------------------------------------------


                        INTEGRATED MEASUREMENT SYSTEMS, INC.

                         VALUATION AND QUALIFYING ACCOUNTS
                                   (In Thousands)


                                                   Additions
                                                   Charged to
                                       Beginning     Cost &                   Ending
     Description                        Balance     Expenses   Deductions     Balance
     -----------                       ---------   ----------  ----------     -------
Year ended December 31, 1995
     Allowance for doubtful accounts     $182          220         (64)        $338


Year ended December 31, 1996
     Allowance for doubtful accounts     $338          151          --         $489


Year ended December 31, 1997
     Allowance for doubtful accounts     $489          150         (62)        $577

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Integrated Measurement Systems, Inc.:

We have audited, in accordance with generally accepted auditing standards, the financial statements of Integrated Measurement Systems, Inc. included in the 1997 Form 10-K annual report and have issued our report thereon dated January 21, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Valuation and Qualifying accounts schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP

Portland, Oregon
January 21, 1998