Form 10-Q
period 1998-03-31
INTEGRATED MEASUREMENT SYSTEMS INC /OR/
filed 1998-05-11
CIK 945441

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.   20549



--------------------------------------------------------------------------------

                                     FORM 10-Q

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
                            FOR THE QUARTER ENDED MARCH 31, 1998

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

At April 30, 1998, there were 7,543,857 shares of Integrated Measurement Systems, Inc. common stock, $0.01 par value, outstanding.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

                         INTEGRATED MEASUREMENT SYSTEMS, INC.

                                  INDEX TO FORM 10-Q



PART 1         FINANCIAL INFORMATION                                 PAGE NUMBER
                                                                     -----------

     Item 1.   Financial Statements

               Statements of Income for the three months
               ended March 31, 1998 and 1997                               3

               Balance Sheets as of March 31, 1998 and December 31, 1997   4

               Statements of Cash Flows for the three months
               ended March 31, 1998 and 1997                               5

               Notes to the Financial Statements                         6-7


     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition            8-11



PART II        OTHER INFORMATION

     Item 2.   Changes in Securities.                                     12

     Item 6.   Exhibits and Reports on Form 8-K.                          12



SIGNATURES                                                                13

                           PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               INTEGRATED MEASUREMENTS SYSTEMS, INC. AND SUBSIDIARIES
                                STATEMENTS OF INCOME
                    (In thousands, except net income per share)
                                    (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                          1998           1997
                                                         -----         ------
SALES:
  Systems                                                $4,958       $ 9,850
  Software                                                1,295           895
  Service                                                 2,239         2,535
                                                         ------       -------
     NET SALES                                            8,492        13,280
                                                         ------       -------

COST OF SALES:
  Systems                                                 1,729         3,756
  Software                                                  145            48
  Service                                                   971           874
                                                         ------       -------
     Total cost of sales                                  2,845         4,678
                                                         ------       -------

     GROSS MARGIN                                         5,647         8,602

OPERATING EXPENSES:
  Research, development and engineering                   1,744         1,900
  Selling, general and administrative                     4,049         4,019
                                                         ------       -------
     Total operating expenses                             5,793         5,919
                                                         ------       -------

     OPERATING INCOME (LOSS)                               (146)        2,683

Other income, net                                           218           192
                                                         ------       -------

Income before income taxes                                   72         2,875
Provision for income taxes                                   24         1,050
                                                         ------       -------
     NET INCOME                                          $   48       $ 1,825
                                                         ------       -------
                                                         ------       -------

BASIC EARNINGS PER SHARE                                 $ 0.01       $  0.26
                                                         ------       -------
                                                         ------       -------

DILUTED EARNINGS PER SHARE                               $ 0.01       $  0.25
                                                         ------       -------
                                                         ------       -------

Weighted average number of common shares outstanding
  for basic earnings per share                            7,535         7,066

Incremental shares from assumed conversion
  of employee stock options                                 187           310
                                                         ------       -------

Adjusted weighted average shares for diluted earnings
  per share                                               7,722         7,376
                                                         ------       -------
                                                         ------       -------

             SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                INTEGRATED MEASUREMENT SYSTEMS, INC. AND SUBSIDIARIES
                                    BALANCE SHEETS
                        (In thousands, except per share data)


                                                          As of         As of
                                                         March 31,  December 31,
                                                           1998          1997
                                                        -------       -------
                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $ 9,190       $17,464
  Short-term investments                                  14,100         8,371
  Trade receivables, less allowance for doubtful
    accounts of $503 and $577                             12,028        10,582
  Receivable from Cadence, net                               -             219
  Inventories, net                                        13,024        11,311
  Income taxes receivable                                    985           336
  Deferred income taxes                                    1,637         1,637
  Prepaid expenses and other current assets                1,309         1,597
                                                         -------       -------
     Total current assets                                 52,273        51,517

 PROPERTY, PLANT AND EQUIPMENT, NET                        8,115         7,418
 SERVICE SPARE PARTS, NET                                  3,659         3,395
 OTHER ASSETS, NET                                         3,817         3,193
                                                         -------       -------

     Total assets                                        $67,864       $65,523
                                                         -------       -------
                                                         -------       -------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $ 3,233       $ 2,321
  Payable to Cadence, net                                     64           -
  Accrued compensation                                     1,217         1,354
  Accrued warranty                                           289           442
  Deferred revenue                                         2,669         1,852
  Other current liabilities                                  367           475
  Capital lease obligations - current                        180           181
                                                         -------       -------
     Total current liabilities                             8,019         6,625

DEFERRED INCOME TAXES                                        565           483

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION            120           152

DEFERRED COMPENSATION                                        932           830

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, authorized
    10,000,000 shares; none issued and outstanding             -             -
  Common stock, $.01 par value, authorized 15,000,000
    shares; issued and outstanding 7,543,068 and
    7,521,393                                                 75            75
  Additional paid-in capital                              40,783        40,037
  Retained earnings                                       17,370        17,321
                                                         -------       -------
     Total shareholders' equity                           58,228        57,433
                                                         -------       -------

     Total liabilities and shareholders' equity          $67,864       $65,523
                                                         -------       -------
                                                         -------       -------

              SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                INTEGRATED MEASUREMENT SYSTEMS, INC. AND SUBSIDIARIES
                               STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                           1998          1997
                                                         ------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                           $ 8,954       $13,187
  Interest received                                          247           200
  Payments to suppliers                                   (5,703)       (5,279)
  Payments to employees                                   (4,142)       (5,401)
  Income taxes paid                                          (56)         (354)
  Other taxes paid                                          (168)         (271)
  Interest paid                                               (6)          (11)
                                                          ------       -------
    Net cash (used in) provided by operating activities     (874)        2,071
                                                          ------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of short-term investments                     (5,729)           -
  Purchases of equipment and software                       (824)         (360)
  Purchases of service spare parts                          (421)         (309)
  Software development costs                                (527)         (148)
  Purchases of long-term investments                        (102)          (61)
                                                          ------       -------
    Net cash used in investing activities                 (7,603)         (878)
                                                          ------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Principal payments under capital leases                     (33)          (76)
 Net proceeds from public stock offering                      -         13,626
 Proceeds from employee stock plans                          236           512
                                                          ------       -------
    Net cash provided by financing activities                203        14,062
                                                          ------       -------

Net (decrease) increase in cash and cash equivalents      (8,274)       15,255
Beginning cash and cash equivalents balance               17,464         9,545
                                                          ------       -------
Ending cash and cash equivalents balance                 $ 9,190       $24,800
                                                          ------       -------
                                                          ------       -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $    48       $ 1,825
  Adjustments to reconcile net income to
    cash (used in) provided by operating activities:
    Depreciation and amortization                            961           956
    Provision for deferred income taxes                       82           -
    Deferred compensation                                    102            61
  Net change in payable to or receivable from Cadence        283           458
  Increase in trade receivables                           (1,446)       (1,219)
  Increase in inventories                                 (1,713)         (443)
  Decrease (increase) in prepaid expenses and other
    current assets                                           288          (240)
  Net change in income taxes payable or receivable          (139)          696
  Decrease in accounts payable and accrued liabilities      (157)         (541)
  Increase in deferred revenue                               817           518
                                                          ------       -------
    Net cash (used in) provided by operating activities  $  (874)      $ 2,071
                                                          ------       -------
                                                          ------       -------

 SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Tax benefit from Cadence and IMS stock options         $  510       $ 1,010
                                                          ------       -------
                                                          ------       -------

              SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                         INTEGRATED MEASUREMENT SYSTEMS, INC.
                          NOTES TO THE FINANCIAL STATEMENTS
                          (In thousands, except share data)
                                     (Unaudited)

(1)  INVENTORIES

     Inventories, consisting principally of computer hardware, electronic sub-assemblies and test equipment, are valued at standard costs which approximate the lower of cost (first-in, first-out) or market. Costs utilized for inventory valuation purposes include material, labor and manufacturing overhead. Inventories consists of the following:


                                                 March 31,  December 31,
                                                   1998        1997
                                                  ------      ------
          Raw materials. . . . . . . . . . .      $7,073         $5,665
          Work-in-progress . . . . . . . . .       2,072          1,433
          Finished goods    . . . . . . . .        3,879          4,213
                                                  ------         ------
                                                 $13,024        $11,311
                                                 -------    -----------
                                                 -------    -----------

(2)  OTHER COMPREHENSIVE INCOME

     In July 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The statement is effective for the Company's fiscal year ending December 31, 1998. SFAS 130 sets standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The only nonowner changes in equity recorded by the Company have been unrealized holding gains/losses on short-term investment securities classified as available-for-sale under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." These holding gains and losses were not material, and therefore are not reported separately in the accompanying financial statements. The accumulated unrealized gains/losses on short-term investments are included in Additional Paid-in Capital in the accompanying Balance Sheets.

(3)  SHAREHOLDER RIGHTS PLAN

     In March 1998, the Company adopted a Shareholder Rights Plan (the "Rights Plan"). Under the Rights Plan, a dividend of one Share Purchase Right (a "Right") was declared for each share of Company Common Stock outstanding at the close of business on April 17, 1998. In the event that a person or group acquires 20% or more of the Company's Common Stock without advance approval by the Board of Directors, each Right will entitle the holder, other than the acquirer, to buy Common Stock with a market value of twice the Right's then current exercise price (initially $70.00, subject to adjustment). In addition, if the new Rights are triggered by such a non-approved acquisition and the Company is thereafter acquired in a merger or other transaction in which the shareholders of the Company are not treated equally, shareholders with unexercised Rights will be entitled to purchase common stock of the acquirer with a value of twice the exercise price of the Rights. The Company's Board of Directors may redeem the Rights for a nominal amount at any time prior to an event that causes the Rights to become exercisable. The Rights trade automatically with the underlying Common Stock (unless and until a distribution event occurs under the Rights Plan) and expire on March 25, 2008 if not redeemed earlier. The Rights Plan includes grandfathering provisions that exempt Cadence Design Systems, Inc. ("Cadence") at its level of Common Stock ownership at the time the Rights Plan was adopted (approximately 37%) and further permit Cadence and its subsidiaries to acquire up to an additional 7.5% of the then outstanding shares of Company Common Stock without triggering the Rights. However, dispositions of the shares it owned at the time of adoption of the Rights Plan will reduce Cadence's maximum permissible level of ownership share-for-share. In addition, the grandfathering provisions terminate upon Cadence's ownership first falling below 20% of the Company's Common Stock. Under a concurrently executed Amended and Restated Shareholder Agreement

     (the "Restated Agreement"), the Company and Cadence also amended and restated the Shareholder Agreement that was entered into in connection with the Company's initial public offering in 1995, when Cadence owned 100% of the Company's Common Stock. The Restated Agreement replaces prior covenants generally related to voting on significant corporate events with voting provisions whereby Cadence agrees not to vote any of its shares in favor of redemption of the Rights Plan, any slate of directors intending to redeem the Rights Plan or any transaction that would trigger the Rights Plan. On other matters, Cadence may vote the shares it currently owns in its discretion and has agreed to vote any new shares it acquires after the date of the Restated Agreement in accordance with the recommendation of the Board of Directors. The new agreement also eliminates certain restrictions contained in the prior agreement with respect to private sales by Cadence of 10% or more of the outstanding shares of the Company.

(4)  BASIS OF PRESENTATION

     The interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the management of the Company believes that the disclosures are adequate to make the information presented not misleading. Interim financial statements are by necessity somewhat tentative; judgments are used to estimate interim amounts for items that are normally determinable only on an annual basis. The financial information as of December 31, 1997 is derived from the Company's audited financial statements.

     The interim period information presented herein includes normally recurring adjustments which are, in the opinion of the management of the Company, only necessary for a fair statement of the results of the respective interim periods. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

(5) Earnings per share amounts presented in the accompanying Statements of Income have been calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." For the three month periods ended March 31, 1998 and 1997, 94,750 and 2,500 outstanding common stock options, respectively, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All numerical references are in thousands, except for percentages and per share data)

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT, AS WELL AS THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO, AND THE MANAGEMENT DISCUSSION AND ANALYSIS PRESENTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997. THIS QUARTERLY REPORT, INCLUDING THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS CERTAIN STATEMENTS, TREND ANALYSIS AND OTHER INFORMATION THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT, WHICH MAY INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS INCLUDING THE WORDS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "INTEND" AND OTHER SIMILAR EXPRESSIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD LOOKING STATEMENTS DUE TO NUMEROUS FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED IN THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997.

RESULTS OF OPERATIONS

NET SALES

Net sales of $8,492 for the three-month period ended March 31, 1998 reflected a decrease of $4,788 or 36% from the first quarter of 1997.

The decline in net sales reflects a sudden curtailment in capital spending for the Company's Test Station systems by certain of the Company's customers, particularly Intel, near the end of the first quarter of 1998. As disclosed in previous reports, given the high price per unit of the Company's Test Stations, such a sudden loss or reduction of orders from Intel or other major customers can have a material adverse effect on the Company's results of operations.

This curtailment was more pronounced in the Company's international markets, as export sales, which made up 34% of the Company's net sales during 1997 dropped to 12% of net sales during the first quarter of 1998. Sales to Intel amounted to 11% versus 28% of net sales for the three months ended March 31, 1998 and 1997, respectively. During the first quarter of 1998 sales to Lockheed-Martin and SGS Thomson accounted for 15% and 14% of net sales, respectively. No other customer accounted for more than 10% of net sales during the first quarters of 1998 and 1997. Systems sales decreased 50% in the first quarter of 1998 as compared to the first quarter of 1997, primarily due to slowdown in customer capital spending cited above. Software sales increased 45% in the first three months of 1998, from the same period in 1997, reflecting increased sales of Virtual Test Software products. Sales of services declined $296 or 12% during the first quarter of 1998 from the first quarter of 1997, due primarily to the completion of certain Virtual Test consulting services contracts during the latter half of 1997.

GROSS MARGIN

The Company's gross margin of $5,647 in the first quarter of 1998 decreased 34% from $8,602 for the same period of 1997, as a direct result of the decrease in net sales discussed above. As a percentage of net sales, gross margin improved to 66% for the three months ended March 31, 1998 from 65% for the three months ended March 31, 1997. The year-to-year increase in gross margin percent reflects the benefits of an increase in the proportion of the sales mix coming from higher-margin software sales, and improved systems gross margin, partially offset by lower margins on services revenue. The gross margin from sales of the Company's Test Station systems was 65% for the first quarter of 1998, compared to 62% for the same period of 1997. Sales of software yielded gross margin of 89% during the first three months of 1998, as compared to 95% during the first quarter of 1997. Sales of services yielded gross margins of 57% during the first quarter of 1998, down from 66% during the first quarter of 1997 due primarily to the completion of certain higher margin Virtual Test consulting contracts completed in 1997.

OPERATING EXPENSES

Research, development and engineering (R&D) expenses decreased to $1,744 for the three months ended March 31, 1998 from $1,900 for the first quarter of 1997. R&D expenses amounted to 21% of net sales in the three months ended March 31, 1998, compared to 14% in the three months ended March 31, 1997. The decrease in R&D spending was attributable to lower expenses for engineering materials relative to prior year levels. In addition, capitalization of software development costs increased reflecting significant investment in software technology to be included in future new products currently under development. These factors were partially offset by higher costs associated with headcount increases required to execute the Company's plans for development of new systems and software products.

Selling, general and administrative expenses of $4,049 for the first quarter of 1998 were essentially unchanged from $4,019 for the first quarter of 1997. As a percentage of net sales, selling, general and administrative expense increased to 48% in the three months ended March 31, 1998 from 30% in the three months ended March 31, 1997. The increase in selling, general and administrative expenses as a percent of net sales reflects the decrease in net sales discussed above.

OTHER INCOME, NET

Other income, net, increased to $218 in the three months ended March 31, 1998, from $192 in the quarter ended March 31, 1997, reflecting a full quarter of interest income in the first three months of 1998, on higher cash balances resulting from the net proceeds of the Company's secondary public offering of common stock completed in February 1997.

INCOME TAXES

The Company's effective tax rate was 35.0% for the three-month period ended March 31, 1998 and 36.5% for the three months ended March 31, 1997. The reduction in the effective tax rate reflects increased research and development tax credits anticipated in the effective tax rate for 1998.

NET INCOME

As a result of the various factors discussed above, net income for the first quarter of 1998 decreased 97% to $48 or $0.01 per share (diluted) compared to $1,825 or $0.25 per share (diluted) for the corresponding period in 1997.


FUTURE OPERATING RESULTS

Like most high technology and high growth companies, the Company faces certain business risks that could have adverse effects on the Company's results of operations, including, but not limited to the following. Sales of the Company's products to a limited number of customers are expected to continue to account for a significant percentage of net sales over the foreseeable future. As discussed above, any sudden reduction or loss of orders from Intel or any other major customer would have a material adverse effect on the Company's financial condition and results of operations. The Company purchases some key components from sole or single source vendors for which alternative sources are not currently available. The Company is dependent on high-dollar customer orders, deriving a substantial portion of its net sales from the sale of Test Stations which typically range in price from $0.2 to $1.2 million per unit and may be priced as high as $1.8 million for a single unit. A substantial portion of the Company's net sales is typically realized in the last few weeks of each quarter. As a result, the timing of the receipt and shipment of a single order can have a material impact on the Company's net sales and results of operations for a particular quarter. Therefore, the Company's quarterly net sales and results of operations may be negatively impacted if an order is received too late in a given quarter to permit product shipment and the recognition of revenue during that quarter. Most of the Company's operating expenses are relatively fixed and planned expenditures are based, in part, on anticipated orders. In addition, the need for continued expenditures for research, development and engineering makes it difficult to reduce expenses in a particular quarter if the Company's sales goals for that quarter are not met. The inability to reduce the Company's expenses quickly enough to compensate for any revenue shortfall would magnify the adverse impact of such revenue shortfall on the Company's results of operations. The Company's future operating results and financial condition are also subject to influences driven by rapid technological changes, operating in a highly competitive industry, a lengthy sales cycle, and the cyclical nature of general economic conditions.

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


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company's principal sources of liquidity consisted of cash and short-term investments of approximately $23.3 million, and funds available under an existing bank line of credit of $10.0 million.

The Company's operating activities used cash during the three months ended March 31, 1998 of $874, compared to providing cash of $2,071 million for the same period last year. This change was primarily attributable to lower collections from customers resulting from lower net sales and extended payment terms.

The Company's trade receivables have increased to $12.0 million from $10.6 million since December 31, 1997, reflecting the effect of extended payment terms granted to certain customers and distributors, primarily in Asia-Pacific countries. The financial difficulties facing the Asia-pacific region may cause
these receivables to age further during upcoming quarters.   Inventories have
grown by $1.7 million during the first quarter of 1998, reflecting the production of Test Station systems not shipped during the quarter as a result of the reduction in net sales discussed above. Deferred revenue increased $817 to $2.7 million, reflecting the invoicing associated with significant renewal of annual customer maintenance contracts during the first quarter of 1998.

During the first quarter of 1998, the Company invested $1.8 million in equipment, purchased software, service spare parts and software development costs, as necessary to develop, distribute and service new and existing Test Station and Virtual Test products.

During the first quarter of 1998, the Company realized reductions in current tax liabilities of $510 resulting from the benefit of tax deductions of employee gains upon exercise of stock options. Most of this amount resulted from exercise of stock options of Cadence Design Systems, Inc. (Cadence), the Company's former majority shareholder. The noncash benefit of the stock option deduction is reflected as an increase to Additional Paid-in Capital in the accompanying Balance Sheets. The employee gains are not expenses of the Company for financial reporting purposes, and the exercise of Cadence stock options does not increase the number of shares of the Company's Common Stock outstanding.
The tax benefits realized from the stock option deduction are expected to decrease in the future as employee holdings of Cadence stock options decline due to option exercises and cancellations. The timing and magnitude of this decrease in tax benefits is uncertain as the number of employee stock options which are exercised, and the amount of gains realized upon exercise, will be determined by fluctuations in the market value of Cadence common stock. Such future decreases in the tax benefits from the stock option deduction will increase the amount of the Company's income tax payments and will, consequently, reduce the Company's net cash flows from operating activities.

The Company believes that cash on hand, short-term investments, and cash generated from operations, as well as cash available from the Company's existing $10.0 million short-term line of credit, will be sufficient to meet the Company's working capital and other cash requirements for at least the next twelve months. Company management is continually evaluating opportunities to develop and introduce new products, and to acquire complementary businesses or technologies. At present, the Company has no understandings, commitments or agreements with respect to any such opportunities. Any transactions resulting from such opportunities, if consummated, may require the use of some of the Company's cash or necessitate funding from other sources.

                              PART II   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

     During the quarter ended March 31, 1998, the Company made no sales of securities that were not registered under the Securities Act of 1933.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits  (exhibit reference numbers refer to Item 601 of Regulation S-K)

     27.  Financial Data Schedule

(b)  Reports on Form 8-K:

     Three reports on Form 8-K were filed during the quarter ended March 31, 1998, and are incorporated herein by reference.

     On January 6, 1998, a Form 8-K was filed. The contents of the report are summarized below:

       HP and IMS Virtual Test Division Announce Software Tools That Bridge the Gap Between MCU Design and Test
          On October 28, 1997, Hewlett-Packard Company and Integrated Measurements Systems Virtual Test Division announced that IMS' TestDirect(TM) pattern generator and Digital VirtualTester(TM) pattern debugger will support HP's 83000 MCU series microcontroller test systems, helping to speed the test process and shortening time to market.

       IMS Introduces TurboSTIL, Industry's First Standard Test Interface Language Writer for Easy Data Transfer Between EDA and ATE Environments
          On November 3, 1997, Integrated Measurement Systems Virtual Test Division introduced TurboSTIL.

       IMS' Digital VirtualTester Wins Best in Test Award from Test and Measurement World; Award Reflects IMS' Virtual Test Division's Leadership Role in Virtual Test Technology.
          On December 15, 1997, Integrated Measurement Systems, Inc. announced that Digital VirtualTester(TM) has been named a 1997 Best in Test Award winner by Test & Measurement World magazine.


     On January 6, 1998, a Form 8-K was filed. The contents of the report are summarized below:

       IMS Announces Sales and Earnings for the Fourth Quarter Will be Below Analysts' Consensus.
          On January 5, 1998, Integrated Measurement Systems, Inc. announced Q4 1997 sales and earnings will not meet analysts' expectations.


     On March 26, 1998 a Form 8-K was filed. The contents of the report are summarized below:

       Integrated Measurement Systems, Inc. Adopts Shareholder Rights Plan.

          On March 25, 1998, Integrated Measurement Systems, Inc. (the "Company") issued a press release relating to the adoption by its Board of Directors (the "Board") of a Shareholder Rights Plan.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 1998.


                                   INTEGRATED MEASUREMENT SYSTEMS, INC.
                                   (Registrant)

                                   /s/  SAR RAMADAN
                                   ----------------
                                   Sar Ramadan
                                   Chief Financial Officer
   (on behalf of the Registrant and as Principal Financial Officer)