Form 10-Q
period 1998-06-30
INTEGRATED MEASUREMENT SYSTEMS INC /OR/
filed 1998-08-14
CIK 945441

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.   20549



--------------------------------------------------------------------------------

                                      FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1998

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

At July 31, 1998, there were 7,517,316 shares of Integrated Measurement Systems, Inc. common stock, $0.01 par value, outstanding.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

                        INTEGRATED MEASUREMENT SYSTEMS, INC.

                                 INDEX TO FORM 10-Q




PART 1       FINANCIAL INFORMATION                                   PAGE NUMBER
   Item 1.   Financial Statements

             Statements of Operations for the three months and six
              months ended June 30, 1998 and 1997                         3

             Balance Sheets as of June 30, 1998 and December 31,
              1997                                                        4

             Statements of Cash Flows for the six months
              ended June 30, 1998 and 1997                                5

             Notes to the Financial Statements                          6-7


   Item 2.   Management's Discussion and Analysis of
              Results of Operations and Financial Condition            8-13



PART II      OTHER INFORMATION

   Item 2.   Changes in Securities.                                      14

   Item 4.   Submission of Matters to a Vote of
              Security Holders                                           14

   Item 6.   Exhibits and Reports on Form 8-K.                           14



SIGNATURES                                                               15

                          PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        INTEGRATED MEASUREMENT SYSTEMS, INC.
                              STATEMENTS OF OPERATIONS
                    (In thousands, except net income per share)
                                    (Unaudited)


                                                          Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
                                                          1998           1997           1998           1997
                                                          ----           ----           ----           ----
SALES:
 Systems                                               $    4,849     $    7,238     $    9,807     $   17,087
 Software                                                   1,202            852          2,497          1,747
 Service                                                    2,356          2,936          4,595          5,472
                                                       ----------     ----------     ----------     ----------
  NET SALES                                                 8,407         11,026         16,899         24,306
                                                       ----------     ----------     ----------     ----------

COST OF SALES:
 Systems                                                    1,611          2,709          3,340          6,465
 Software                                                     262             50            407             98
 Service                                                      945            993          1,916          1,867
                                                       ----------     ----------     ----------     ----------
  TOTAL COST OF SALES                                       2,818          3,752          5,663          8,430
                                                       ----------     ----------     ----------     ----------

  GROSS MARGIN                                              5,589          7,274         11,236         15,876

OPERATING EXPENSES:
 Research, development and engineering                      1,706          1,702          3,450          3,602
 Selling, general and administrative                        4,203          4,099          8,252          8,118
                                                       ----------     ----------     ----------     ----------
  Total operating expenses                                  5,909          5,801         11,702         11,720
                                                       ----------     ----------     ----------     ----------

  OPERATING INCOME (LOSS)                                    (320)         1,473           (466)         4,156

Other income, net                                             184            302            402            494
                                                       ----------     ----------     ----------     ----------

Income (loss) before income taxes                            (136)         1,775            (64)         4,650
Provision for (benefit from) income taxes                     (48)           601            (24)         1,651
                                                       ----------     ----------     ----------     ----------
  NET INCOME (LOSS)                                    $      (88)    $    1,174     $      (40)    $    2,999
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

BASIC EARNINGS (LOSS) PER SHARE                        $    (0.01)    $     0.16     $    (0.01)    $     0.41
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

DILUTED EARNINGS (LOSS) PER SHARE                      $    (0.01)    $     0.15     $    (0.01)    $     0.40
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

Weighted average number of common shares
 outstanding for basic earnings per share                   7,541          7,478          7,537          7,274

Incremental shares from assumed conversions
 of employee stock options                                      0            212              0            263
                                                       ----------     ----------     ----------     ----------

Adjusted weighted average shares for diluted
 earnings per share.                                        7,541          7,690          7,537          7,537
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------


              See accompanying notes to unaudited financial statements

               INTEGRATED MEASUREMENT SYSTEMS, INC. AND SUBSIDIARIES
                                   BALANCE SHEETS
                       (In thousands, except per share data)


                                                                        As of           As of
                                                                       June 30,      December 31,
                                                                         1998            1997
                                                                         ----            ----
                                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                            $    5,985     $   17,464
 Short-term investments                                                   14,211          8,371
 Trade receivables, less allowance for doubtful accounts
   of $503 and $577                                                       11,075         10,582
 Receivable from Cadence, net                                                 -             219
 Inventories, net                                                         15,052         11,311
 Income taxes receivable                                                   1,749            336
 Deferred income taxes                                                     1,862          1,637
 Prepaid expenses and other current assets                                 1,766          1,597
                                                                      ----------     ----------
     Total current assets                                                 51,700         51,517

PROPERTY, PLANT AND EQUIPMENT, NET                                         9,149          7,418
SERVICE SPARE PARTS, NET                                                   3,764          3,395
OTHER ASSETS, NET                                                          4,451          3,193
                                                                      ----------     ----------

     Total assets                                                     $   69,064     $   65,523
                                                                      ----------     ----------
                                                                      ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                     $    3,483     $    2,321
 Payable to Cadence, net                                                     254             -
 Accrued compensation                                                      1,410          1,354
 Accrued warranty                                                            238            442
 Deferred revenue                                                          2,470          1,852
 Other current liabilities                                                   392            475
 Capital lease obligations - current                                         194            181
                                                                      ----------     ----------
     Total current liabilities                                             8,441          6,625

DEFERRED INCOME TAXES                                                        812            483

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                             96            152

DEFERRED COMPENSATION                                                      1,048            830

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value, authorized 10,000,000 shares;
   none issued and outstanding                                                 -              -
 Common stock, $.01 par value, authorized 15,000,000 shares;
   issued and outstanding 7,533,857 and 7,521,393                             75             75
 Additional paid-in capital                                               41,311         40,037
 Retained earnings                                                        17,281         17,321
                                                                      ----------     ----------

     Total shareholders' equity                                           58,667         57,433
                                                                      ----------     ----------

     Total liabilities and shareholders' equity                       $   69,064     $   65,523
                                                                      ----------     ----------
                                                                      ----------     ----------





              SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                INTEGRATED MEASUREMENT SYSTEMS, INC. AND SUBSIDIARIES
                               STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                           1998         1997
                                                           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                          $ 18,079    $ 26,718
   Interest received                                          431         533
   Payments to suppliers                                  (10,592)    (10,834)
   Payments to employees                                   (8,527)     (9,340)
   Income taxes paid                                         (107)       (769)
   Other taxes paid                                          (267)       (433)
   Interest paid                                              (13)        (23)
                                                         ---------    ---------
      Net cash (used in) provided by operating activities    (996)      5,852
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                     (5,840)         -
   Purchases of equipment and software                     (2,643)     (2,050)
   Purchases of service spare parts                          (742)       (637)
   Software development costs                              (1,103)       (358)
   Purchases of long-term investments                        (218)       (106)
                                                         ---------    ---------
      Net cash used in investing activities               (10,546)     (3,151)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under capital leases                    (76)       (158)
   Net proceeds from public stock offering                    -        13,518
   Proceeds from employee stock plans                         139         526
                                                         ---------    ---------
      Net cash provided by financing activities                63      13,886
                                                         ---------    ---------
Net (decrease) increase in cash and cash equivalents      (11,479)     16,587
Beginning cash and cash equivalents balance                17,464       9,545
                                                         ---------    ---------
Ending cash and cash equivalents balance                 $  5,985    $ 26,132
                                                         ---------    ---------
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $    (40)   $  2,999
   Adjustments to reconcile net income to
     cash (used in) provided by operating activities:
     Depreciation and amortization                          2,044       1,852
     Provision for deferred income taxes                      104        (113)
     Capital contribution from Cadence                        -            91
     Deferred compensation                                    218         106
   Net change in payable to or receivable from Cadence        473       1,998
   (Increase) decrease in trade receivables                  (493)        216
   Increase in inventories                                 (3,741)     (1,771)
   Increase in prepaid expenses and other current assets     (169)       (537)
   Net change in income taxes payable or receivable          (278)        993
   Increase (decrease) in accounts payable and accrued
     liabilities                                              268        (547)
   Increase in deferred revenue                               618         565
                                                         ---------    ---------
   Net cash (used in) provided by operating activities   $   (996)    $ 5,852
                                                         ---------    ---------
                                                         ---------    ---------

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Purchase of assets through capital lease              $     33    $     59
                                                         ---------    ---------
                                                         ---------    ---------
   Tax benefit from Cadence and IMS stock options        $  1,135    $  1,222
                                                         ---------    ---------
                                                         ---------    ---------

              SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                         INTEGRATED MEASUREMENT SYSTEMS, INC.
                          NOTES TO THE FINANCIAL STATEMENTS
                          (In thousands, except share data)
                                     (Unaudited)

(1)  INVENTORIES

     Inventories, consisting principally of computer hardware, electronic sub-assemblies and test equipment, are valued at standard costs which approximate the lower of cost (first-in, first-out) or market. Costs utilized for inventory valuation purposes include material, labor and manufacturing overhead. Inventories consists of the following:

                                                      June 30,   December 31,
                                                        1998         1997
                                                        ----         ----
          Raw materials. . . . . . . . . . . .        $  9,475      $  5,780
          Work-in-progress . . . . . . . . . .           2,031         4,037
          Finished goods . . . . . . . . . . .           3,546         1,494
                                                      --------      --------
                                                      $ 15,052      $ 11,311
                                                      --------      --------
                                                      --------      --------

(2)  NEW ACCOUNTING PRONOUNCEMENTS

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not have any derivative instruments and, accordingly, the adoption of SFAS 133 will have no impact on the Company's financial position or results of operations.


(3)  BASIS OF PRESENTATION

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

(4)  EARNINGS PER SHARE

     Earnings per share amounts presented in the accompanying Statements of Operations have been calculated in accordance with Statement of Accounting Standards No. 128, "Earnings per Share." Following is a summary of outstanding common stock options not included in the computation of diluted earnings per share because the options would have been anti-dilutive.

                                                         1998        1997
                                                         ----        ----
         Three months ended June 30, . . . . . . .      1,539,842   154,534
         Six months ended June 30, . . . . . . . .      1,539,842   144,827

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All numerical references are in thousands, except for percentages and share data)

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT, AS WELL AS THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO, AND THE MANAGEMENT DISCUSSION AND ANALYSIS PRESENTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997. THIS QUARTERLY REPORT, INCLUDING THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS CERTAIN STATEMENTS, TREND ANALYSES AND OTHER INFORMATION THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT, WHICH MAY INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS INCLUDING THE WORDS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "INTEND" AND OTHER SIMILAR EXPRESSIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD LOOKING STATEMENTS DUE TO NUMEROUS FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED IN THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997.

RECENT EVENTS

In June 1998, the Company entered into a definitive agreement to acquire the technology and assets of PerformIC, the developer of an advanced Test Station for memory engineering test. The transaction is expected to close in early September, 1998. Under the terms of the agreement, the Company will pay up to $1.5 million in cash in exchange for the in-process technology, inventory and other assets of PerformIC. Of this amount, $400 was paid in advance during June 1998. With this acquisition, the Company is opening its new European Design Center in Dresden, Germany.

During the third quarter of 1998, the Company is implementing a plan of reorganization which will reduce the Company's worldwide employee headcount by approximately 5%. Management's decision to implement this plan is the result of recent shortfalls in net sales versus operating budgets, and is aimed at maintaining acceptable operating expense levels as the Company invests in the ongoing operations of the new European Design Center.

As a result of this acquisition and reorganization plan, the Company expects to record a charge against earnings currently estimated in the range of $2.5 million to $3.5 million during the third quarter of 1998. This charge is expected to include amounts written off for acquired in-process research and development costs, adjustments to revalue or write-off certain of the Company's existing inventories made obsolete as a result of the PerformIC acquisition, and severance and other costs associated with the Company's reorganization plan.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

NET SALES

Net sales of $8,407 for the three-month period ended June 30, 1998 reflected a decrease of $2,619 or 24% from the second quarter of 1997.

The decline in net sales reflects a slowdown in capital spending for the Company's Test Stations by several of the Company's customers during the second quarter of 1998, as compared to historical net sales levels. Sales to the Company's semiconductor manufacturing customers were particularly soft, despite an improvement in sales activity to Intel. For the second quarter of 1998, Intel accounted for 32% of net sales, compared to 16% for the same period in 1997. Sales to IBM contributed 11% of net sales for the three months ended June 30, 1998. Other customers contributing more than 10% of net sales during the second quarter of 1997 included Advanced Micro Devices (14%) and DVS Test, the Company's distributor in southeast Asia (13%). While improved from the first quarter of 1998, sales to the Company's customers in international markets continued to be relatively soft, contributing $2.6 million of second quarter 1998 net sales, compared to $3.8 million of second quarter 1997 net sales.

Systems sales decreased $2,389 or 33% in the second quarter of 1998, as compared to the second quarter of 1997, primarily due to the slowdown in customer capital spending cited above. Software sales increased $350 or 41% in the three months ended June 30, 1998, from the same period in 1997, due primarily to increased sales of Virtual Test Software products. Sales of services declined $580 or 20% during the second quarter of 1998 from the second quarter of 1997, predominantly because certain Virtual Test consulting services contracts were completed during the latter part of 1997.

In June 1998, the Company announced the availability of Virtual Test Emulator-TM-, the industry's first test emulation software product to provide complete test-program execution and debug without the use of automated test equipment. In July 1998, the Company announced the first of a new family of advanced engineering Test Stations, designated Electra-TM-, for mixed-signal IC design verification, characterization, yield enhancement and failure analysis. The new Electra Test Station is scheduled to be available for shipment during the third quarter of 1998. Actual net sales to be realized in future periods from these new products are subject to many risks, including those discussed below under "Future Operating Results."

GROSS MARGIN

The Company's gross margin of $5,589 in the second quarter of 1998 decreased 23% from $7,274 for the same period of 1997, as a direct result of the decrease in net sales discussed above. As a percentage of net sales, gross margin was 66% of net sales for the second quarters of 1998 and 1997. The gross margin from sales of the Company's Test Station systems was 67% for the first quarter of 1998, compared to 63% for the same period of 1997, due to a favorable mix of complex, high-margin systems, and reductions in certain materials costs. Sales of software yielded gross margin of 78% during the second quarter of 1998, as compared to 94% during the first quarter of 1997, reflecting higher costs associated with sales of custom software products during the second quarter of 1998. Sales of services yielded gross margins of 60% during the second quarter of 1998, down from 66% during the second quarter of 1997 due primarily to the completion of certain higher margin Virtual Test consulting contracts in 1997.

OPERATING EXPENSES

Research, development and engineering (R&D) expenses amounted to $1,706 for the three months ended June 30, 1998, compared to $1,702 for the same period in 1997. R&D expenses amounted to 20% of net sales in the three months ended June 30, 1998, compared to 15% in the three months ended June 30, 1997. The increase in R&D spending as a percent of net sales was attributable to decline in net sales relative to prior year levels discussed above. In addition, capitalization of software development costs increased during the second quarter of 1998, reflecting significant investment in software technology to be included in future new products currently under development. These factors were partially offset by higher costs associated with headcount increases required to implement the Company's plans for development of new systems and software products. Spending for research and development is expected to increase during the fourth quarter of 1998, as a direct result of the acquisition of the technology and assets of PerformIC discussed above.

Selling, general and administrative expenses of $4,203 for the second quarter of 1998 increased $104 or 3% from $4,099 in the second quarter of 1997. As a percentage of net sales, selling, general and administrative expense increased to 50% in the three months ended June 30, 1998 from 37% in the three months ended June 30, 1997. The increase in selling, general and administrative expenses as a percent of net sales reflects the decrease in net sales discussed above. Spending for selling, general and administrative expenses is expected to increase beginning in the fourth quarter of 1998, as a direct result of the PerformIC acquisition discussed above.

OTHER INCOME, NET

Other income, net decreased to $184 in the three months ended June 30, 1998, from $302 in the quarter ended June 30, 1997, reflecting the effect of lower average cash balances on interest income in the second quarter of 1998, combined with the impact of lower pre-tax returns from investments in non-taxable municipal debt obligations.

INCOME TAXES

The Company's effective tax rate was 35% for the three-month period ended June 30, 1998 and 34% for the three months ended June 30, 1997. The lower effective tax rate for the second quarter of 1997 was due to the cumulative year-to-date effect of a decrease in the estimated effective rate to 35.5% during the second quarter of 1997.

NET INCOME

As a result of the various factors discussed above, the diluted net loss per share of $0.01 for the second quarter of 1998 compared to diluted net income per share of $0.15 in the same period of 1997.


SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NET SALES

Net sales of $16,899 for the six-month period ended June 30, 1998 reflected a decrease of $7,407 or 30% from the first half of 1997.

The decline in net sales reflects the continued slowdown in capital spending for the Company's Test Station systems by the Company's customers during the first half of 1998, as compared to the first half of 1997. Many of the Company's semiconductor manufacturing customers have reduced, delayed or frozen capital spending during the first half of 1998 due to overall industry economic conditions. For the first half of 1998, Intel accounted for 22% of net sales, compared to 23% for the same period in 1997.

Systems sales decreased $7,280 or 43% in the first half of 1998, as compared to the first half of 1997, primarily due to slowdown in customer capital spending cited above. Software sales increased $750 or 43% in the six months ended June 30, 1998, from the same period in 1997, due primarily to an increase in sales of Virtual Test Software products. Sales of services declined $877 or 16% during the first half of 1998 from the first half of 1997, due primarily to the completion of certain Virtual Test consulting services contracts during the latter part of 1997.

GROSS MARGIN

The Company's gross margin of $11,236 in the first half of 1998 decreased 29% from $15,876 for the same period of 1997, as a direct result of the decrease in net sales discussed above. As a percentage of net sales, gross margin increased to 66% of net sales for the first half of 1998 from 65% of net sales for the first half of 1997, reflecting the favorable impact of the increase in higher margin software product sales discussed above. The gross margin from sales of the Company's Test Station systems was 66% for the first half of 1998, compared to 62% for the same period of 1997, reflecting favorable pricing for high-end Test Stations and reductions of certain material costs in the first half of 1998. Sales of software yielded gross margin of 84% during the first six months of 1998, as compared to 94% during the first half of 1997, reflecting higher costs associated with sales of custom software products during the first half of 1998. Sales of services yielded gross margins of 58% during the first half of 1998, down from 66% during the first half of 1997 due primarily to the completion of certain higher margin Virtual Test consulting contracts in 1997.

OPERATING EXPENSES

Research, development and engineering (R&D) expenses amounted to $3,450 for the six months ended June 30, 1998, compared to $3,602 for the same period in 1997. R&D expenses amounted to 20% of net sales in the six months ended June 30, 1998, compared to 15% in the six months ended June 30, 1997. The increase in R&D spending as a percent of net sales was attributable to decline in net sales relative to prior year levels discussed above. In addition, capitalization of software development costs increased during the first half of 1998, reflecting significant investment in software technology to be included in future new products currently under development. These factors were partially offset by higher costs associated with headcount increases required to implement the Company's plans for development of new systems and software products.

Selling, general and administrative expenses of $8,252 for the first half of 1998 increased $134 or 2% from $8,118 in the first half of 1997. As a percentage of net sales, selling, general and administrative expense increased to 49% in the six months ended June 30, 1998 from 33% in the six months ended June 30, 1997. The increase in selling, general and administrative expenses as a percent of net sales reflects the decrease in net sales discussed above.

OTHER INCOME, NET

Other income, net, decreased to $402 in the six months ended June 30, 1998, from $494 in the six months ended June 30, 1997, primarily due to the impact of lower pre-tax returns from investments in non-taxable municipal debt obligations in 1998.

INCOME TAXES

The Company's effective tax rate was 35% for the six-month periods ended June 30, 1998 and 1997.

NET INCOME

As a result of the various factors discussed above, the diluted net loss per share of $0.01 for the first half of 1998 compared to diluted net income per share of $0.40 in the same period of 1997.


FUTURE OPERATING RESULTS

Like most high technology companies, the Company faces certain business risks that could have adverse effects on the Company's results of operations, including, but not limited to the following. Sales of the Company's products to a limited number of customers are expected to continue to account for a significant percentage of net sales over the foreseeable future. Any significant reduction or loss of orders from Intel or any other major customer would have a material adverse effect on the Company's financial condition and results of operations. The Company purchases some key components from sole or single source vendors for which alternative sources are not currently available. The Company is dependent on high-dollar customer orders, deriving a substantial portion of its net sales from the sale of Test Stations which typically range in price from $0.2 to $1.2 million per unit and may be priced as high as $1.8 million for a single unit. A substantial portion of the Company's net sales is typically realized in the last few weeks of each quarter. As a result, the timing of the receipt and shipment of a single order can have a material impact on the Company's net sales and results of operations for a particular quarter. Therefore, the Company's quarterly net sales and results of operations may be negatively impacted if an order is received too late in a given quarter to permit product shipment and the recognition of revenue during that quarter. Most of the Company's operating expenses are relatively fixed and planned expenditures are based, in part, on anticipated orders. In addition, the need for continued expenditures for research, development and engineering makes it difficult to reduce expenses in a particular quarter if the Company's sales goals for that quarter are not met. The inability to reduce the Company's expenses quickly enough to compensate for any revenue shortfall would magnify the adverse impact of such revenue shortfall on the Company's results of operations. The Company's future operating results and financial condition are also subject to other influences, including those driven by rapid technological changes, operating in a highly competitive industry, a lengthy sales cycle, and the cyclical nature of general economic conditions.

Future operating results will depend on many factors, including demand for the Company's products, the introduction of new products by the Company and by its competitors, industry acceptance of Virtual Test software, the level and timing of available shippable orders and backlog, the duration and severity of the economic downturn in Asia, and the business risks discussed above. There can be no assurance that the Company's net sales will grow or that such growth will be sustained in future periods or that the Company will return to profitability in the near future.

Results of operations for the periods discussed above should not be considered indicative of the results to be expected for any future period, and fluctuations in the operating results may also result in fluctuations in the market price of the Company's common stock.

YEAR 2000

The Company is in the process of assessing its Year 2000 (Y2K) issues. The Company's plan for assessing Y2K issues includes steps to review, test and implement corrective measures for the Company's products and information systems. In addition, the Company has identified its most critical vendors and suppliers, and is requesting sufficient information from each of them to assess their Y2K readiness.

To-date, the Company has completed an initial review of its current products and believes them to be free of any problems associated with the year 2000. However, testing of these current products, and of earlier-version products sold to customers, has not yet been completed. The Company is currently in the process of formulating specific plans for product testing, and plans to conduct such testing during the next several quarters. The Company is also in the process of assessing its Y2K issues with respect to its information systems. Initial reviews have not identified any significant information systems Y2K issues beyond those which will be corrected through implementation of previously planned systems upgrades. Plans for testing of the Company's information systems are currently being developed.

Until the Company completes previously planned upgrades to its information systems, testing of the Company's products and information systems, and assessment of the Y2K readiness of the Company's critical vendors and suppliers, the costs to address the Company's Year 2000 issues cannot be determined with certainty. Failure to identify and/or adequately address any significant Y2K issue with respect to the Company's products, information systems or vendors and suppliers could have a material adverse effect on the Company's business, financial condition and results of operations. At this time, no assurance can be given that the Company will incur no adverse effects resulting from such Y2K issues, and that such effect will not be material to the Company's business, results of operations, or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company's principal sources of liquidity consisted of cash and short-term investments of approximately $20.2 million, and funds available under an existing bank line of credit of $10.0 million. To date, there have been no borrowings against the Company's bank line of credit.

The Company's operating activities used cash during the six months ended June 30, 1998 of $1.0 million, compared to providing cash of $5.8 million for the same period last year. This change was primarily attributable to lower collections from customers resulting from lower net sales and extended payment terms.

The Company's trade receivables have increased to $11.1 million from $10.6 million since December 31, 1997, reflecting the effect of extended payment terms granted to certain customers and distributors, primarily in Asia. The financial difficulties facing the Asia region may cause these receivables to age further
during upcoming quarters.   Inventories have grown by $3.7 million during the
first half of 1998, reflecting the production of Test Station systems manufactured, but not shipped as a result of the reduction in net sales discussed above, as well as purchases of materials for new Test Station products planned for introduction later in 1998. Deferred revenue increased $618 to $2.5 million, reflecting the invoicing associated with significant renewal of annual customer maintenance contracts during the first quarter of 1998.

During the first half of 1998, the Company invested $4.5 million in equipment, purchased software, service spare parts and software development costs, as necessary to develop, distribute and service new and existing Test Station and Virtual Test products. During the third quarter of 1998, the Company will make payments of approximately $1.0 million for the acquisition of the technology and assets of PerformIC discussed above.

During the first half of 1998, the Company realized reductions in current tax liabilities of $1,135 resulting from the benefit of tax deductions of employee gains upon exercise of stock options. Most of this amount resulted from exercise of stock options of Cadence Design Systems, Inc. (Cadence), the Company's former majority shareholder. The noncash benefit of the stock option deduction is reflected as an increase to Additional Paid-in Capital in the accompanying Balance Sheets. The employee gains are not expenses of the Company for financial reporting purposes, and the exercise of Cadence stock options does not increase the number of shares of the Company's Common Stock outstanding.
The tax benefits realized from the stock option deduction are expected to decrease in the future as employee holdings of Cadence stock options decline due to option exercises and cancellations. The timing and magnitude of this decrease in tax benefits is uncertain as the number of employee stock options which are exercised, and the amount of gains realized upon exercise, will be determined by fluctuations in the market value of Cadence common stock. Such future decreases in the tax benefits from the stock option deduction will increase the amount of the Company's income tax payments and will, consequently, reduce the Company's net cash flows from operating activities.

During the second quarter of 1998, the Company announced that it intends to repurchase up to 500,000 shares of its currently outstanding common stock over the next 12 months in open market and negotiated transactions. This repurchase program authorizes the repurchase of shares in increments in accordance with SEC regulations and Board of Directors' guidance. As of June 30, 1998, this program had resulted in the repurchase of 10,000 shares at a total cost of $90. This program will continue during the second half of 1998 as authorized by the Board of Directors.

The Company believes that cash on hand, short-term investments, and cash generated from operations, as well as cash available from the Company's existing $10.0 million short-term line of credit, will be sufficient to meet the Company's working capital and other cash requirements for at least the next twelve months. Company management is continually evaluating opportunities to develop and introduce new products, and to acquire complementary businesses or technologies. At present, the Company has no understandings, commitments or agreements with respect to any such opportunities other than the PerformIC acquisition discussed above. Any transactions resulting from such opportunities, if consummated, may require the use of some of the Company's cash or necessitate funding from other sources.

                                       PART II    OTHER INFORMATION
ITEM 2.   CHANGES IN SECURITIES

     During the quarter ended June 30, 1998, the Company made no sales of securities that were not registered under the Securities Act of 1933.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held May 5, 1997, the stockholders of the Company approved the following matters:

     1. The nominees for directors listed below were elected directors of the Company, each to a three-year term and until their successors are duly elected and qualified:

          ELECTION OF DIRECTORS               FOR      OPPOSED       ABSTAINED
          ---------------------            ---------   -------       ---------
             Keith L. Barnes               6,837,504         0         289,620
             C. Scott Gibson               6,838,416         0         288,708

     2. A proposal for the approval of an amendment to the Company's 1995 Stock Incentive Plan (the 1995 Plan) increasing from 1,620,000 shares to 1,995,000 shares the number of shares of Common Stock that are reserved for issuance under the 1995 Plan was approved by a vote of 4,673,895 for, 2,436,899 opposed and 16,330 abstained.

     3. A proposal for the ratification of the selection of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 1998 was approved by a vote of 7,122,180 for, 1,869 opposed and 3,075 abstained


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits  (exhibit reference numbers refer to Item 601 of Regulation S-K)

     27.  Financial Data Schedule


(b)  Reports on Form 8-K:

     Two reports on Form 8-K were filed during the quarter ended June 30, 1998, and are incorporated herein by reference.

     On June 1, 1998, a Form 8-K was filed. The contents of the report are summarized below:

       Integrated Measurement Systems, Inc. Announces Stock Repurchase Program
          On May 27, 1998, Integrated Measurement Systems, Inc. announced that it intends to repurchase up to 500,000 shares of its currently outstanding common stock over the next 12 months in open market and negotiated transactions. This repurchase program starts immediately in increments in accordance with SEC regulations and Board of Directors' guidance.

     On June 22, 1998, a Form 8-K was filed. The contents of the report are summarized below:

       IMS announces CFO, Sar Ramadan Leaves to Join Onyx Software
          On June 18, 1998, Integrated Measurement Systems, Inc. announced that its Chief Financial Officer, Sar Ramadan will be departing July 15, 1998, and has accepted a position at Onyx Software of Bellevue, Washington.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 1998.


                                        INTEGRATED MEASUREMENT SYSTEMS, INC.
                                        (Registrant)

                                        /s/  KEITH BARNES
                                      ------------------------------
                                        Keith Barnes
                                        President and Chief Executive Officer
                                        (on behalf of the Registrant)



                                        /s/  DAVID ALLWORTH
                                      ------------------------------
                                        David Allworth
                                        Corporate Controller and Acting Chief
                                        Financial Officer (as Principal
                                        Financial Officer)