Form 10-Q
period 1998-09-30
INTEGRATED MEASUREMENT SYSTEMS INC /OR/
filed 1998-11-16
CIK 945441

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 1998

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X____ No ________

At October 31, 1998, there were 7,425,816 shares of Integrated Measurement Systems, Inc. common stock, $0.01 par value, outstanding. (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

INTEGRATED MEASUREMENT SYSTEMS, INC.

Index to Form 10-Q





PART 1  FINANCIAL INFORMATION                                                  Page Number
        Item 1. Financial Statements

                Consolidated Statements of Operations for the three months and
                 nine months ended September 30, 1998 and 1997 ...................   3

                Consolidated Balance Sheets as of September 30, 1998 and
                 December 31, 1997 ...............................................   4

                Consolidated Statements of Cash Flows for the nine months
                 ended September 30, 1998 and 1997 ...............................   5

                Notes to the Financial Statements ................................   6-8


        Item 2. Management's Discussion and Analysis of
                  Results of Operations and Financial Condition ..................   9-14



PART II OTHER INFORMATION

        Item 2. Changes in Securities. ...........................................   15

        Item 6. Exhibits and Reports on Form 8-K. ................................   15



SIGNATURES .......................................................................   16

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

                      Integrated Measurement Systems, Inc.
                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                       1998             1997           1998             1997
SALES:
  Systems ..................................        $  6,310         $  8,215        $ 16,117         $ 25,302
  Software .................................             961              853           3,458            2,600
  Service ..................................           2,202            2,999           6,797            8,471
     Net sales .............................           9,473           12,067          26,372           36,373

COST OF SALES:
  Systems ..................................           4,339            3,068           7,679            9,532
  Software .................................             153               56             560              155
  Service ..................................           1,055              903           2,971            2,770
     Total cost of sales ...................           5,547            4,027          11,210           12,457

     Gross margin ..........................           3,926            8,040          15,162           23,916

OPERATING EXPENSES:
  Research, development and engineering ....           1,607            1,806           5,057            5,408
  Selling, general and administrative ......           4,515            4,163          12,767           12,281
  Merger & restructuring ...................           1,508             --             1,508             --
     Total operating expenses ..............           7,630            5,969          19,332           17,689

     Operating income (loss) ...............          (3,704)           2,071          (4,170)           6,227

Other income, net ..........................             216              229             618              723

Income (loss) before income taxes ..........          (3,488)           2,300          (3,552)           6,950
Provision for (benefit from) income taxes ..            (138)             782            (162)           2,433
      Net income (loss) $ ..................          (3,350)        $  1,518        $ (3,390)        $  4,517

Basic earnings (loss) per share $ ..........           (0.45)        $   0.20        $  (0.45)        $   0.61

Diluted earnings (loss) per share ..........        $  (0.45)        $   0.20        $  (0.45)        $   0.59

Weighted average number of common shares
   outstanding for basic earnings per share            7,483            7,492           7,519            7,347

Incremental shares from assumed conversions
  of employee stock options ................               0              285               0              322

Adjusted weighted average shares for diluted
  earnings per share .......................           7,483            7,777           7,519            7,669



            See accompanying notes to unaudited financial statements

             Integrated Measurement Systems, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                     (In thousands, except per share data)

                                                                       As of         As of
                                                                    September 30,  December 31,
                                                                        1998          1997
                                                                                   (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents ....................................        $ 5,575        $17,464
Short-term investments .......................................          7,546          8,371
Trade receivables, less allowance for doubtful accounts
        of $502 and $577 .....................................         12,985         10,582
Receivable from Cadence, net .................................           --              219
Inventories, net .............................................         15,017         11,311
Income taxes receivable ......................................            488            336
Deferred income taxes ........................................          2,288          1,637
Prepaid expenses and other current assets ....................          2,279          2,428
                                                                      -------        -------
        Total current assets .................................         46,178         52,348

Property, plant and equipment, net ...........................          9,647          7,418
Service spare parts, net .....................................          3,674          3,395
Other assets, net ............................................          4,086          2,362
                                                                      -------        -------
        Total assets .........................................        $63,585        $65,523
                                                                      -------        -------
                                                                      -------        -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable .............................................        $ 2,372        $ 2,321
Payable to Cadence, net ......................................            541           --
Accrued compensation .........................................          1,341          1,354
Accrued warranty .............................................            248            442
Deferred revenue .............................................          1,842          1,852
Other current liabilities ....................................          1,025            475
Capital lease obligations - current ..........................            335            181
                                                                      -------        -------
Total current liabilities ....................................          7,704          6,625

Deferred income taxes ........................................            984            483

Capital lease obligations, net of current portion ............            468            152

Deferred compensation ........................................            952            830

Shareholders' equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares;
        none issued and outstanding ..........................           --             --
Common stock, $.01 par value, authorized 15,000,000 shares;
        issued and outstanding 7,430,816 and 7,521,393 .......             74             75
Additional paid-in capital ...................................         39,472         40,037
Retained earnings ............................................         13,931         17,321
                                                                      -------        -------
        Total shareholders' equity ...........................         53,477         57,433
                                                                      -------        -------
        Total liabilities and shareholders' equity ...........        $63,585        $65,523
                                                                      -------        -------
                                                                      -------        -------


           See accompanying notes to unaudited financial statements.

             Integrated Measurement Systems, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                          1998            1997
Cash flows from operating activities:
Net income ....................................................        $ (3,390)        $  4,517
Adjustments to reconcile net income to
        cash (used in) provided by operating activities:
   Acquired in-process research and development ...............             861            --
   Depreciation and amortization ..............................           3,089            2,882
   Provision for deferred income taxes ........................            (150)            (147)
   Capital contribution from Cadence ..........................            --                284
   Deferred compensation ......................................             122              197
Net change in payable to or receivable from Cadence ...........             760            2,524
Increase in trade receivables .................................          (2,403)          (1,418)
Increase in inventories .......................................          (3,501)          (2,396)
Increase (decrease) in prepaid expenses and other current
        assets ................................................             149             (711)
Net change in income taxes payable or receivable ..............            (152)           1,304
Increase (decrease) in accounts payable and accrued liabilities             226             (983)
(Decrease) increase in deferred revenue .......................             (10)              97
                                                                       --------         --------
Net cash (used in) provided by operating activities ...........          (4,399)           6,150
                                                                       --------         --------
Cash flows from investing activities:
Acquisition of PerformIC ......................................          (1,060)           --
Purchases of short-term investments ...........................          (5,840)         (11,311)
Sales of short-term investments ...............................           6,665            --
Purchases of equipment and software ...........................          (3,911)          (2,779)
Purchases of service spare parts ..............................            (782)          (1,047)
Software development costs ....................................          (1,778)            (720)
                                                                       --------         --------
Net cash used in investing activities .........................          (6,706)         (15,857)
                                                                       --------         --------
Cash flows from financing activities:
Principal payments under capital leases .......................            (136)            (206)
Net proceeds from public stock offering .......................            --             13,367
Proceeds from employee stock plans ............................             469              834
Repurchase of common stock ....................................          (1,117)            --
                                                                       --------         --------
Net cash (used in) provided by financing activities ...........            (784)          13,995
                                                                       --------         --------
Net (decrease) increase in cash and cash equivalents ..........         (11,889)           4,288
Beginning cash and cash equivalents balance ...................          17,464            9,545
                                                                       --------         --------
Ending cash and cash equivalents balance ......................        $  5,575         $ 13,833
                                                                       --------         --------
                                                                       --------         --------
Supplemental Schedule of Non-cash Financing Activities:
Purchase of assets through capital lease ......................        $     33         $     59
Tax benefit from Cadence and IMS stock options ................        $   --           $  1,873

Other Supplemental Cash Flow disclosures:
Income taxes paid .............................................        $    110         $  1,275
Interest paid .................................................        $     19         $     33


           See accompanying notes to unaudited financial statements.

                      Integrated Measurement Systems, Inc.
                       Notes to the Financial Statements
                       (In thousands, except share data)
                                  (Unaudited)

(1)     Recent Events

On September 3, 1998, the Company acquired all of the assets of PerformIC for a cash price of $1,435 of which $1,060 has been paid. The remaining $375 will be paid in accordance with the terms of the acquisition agreement between now and September 3, 1999. PerformIC, located in Dresden, Germany, is a developer of technologies aimed at addressing the engineering test needs of memory manufacturers. The transaction was accounted for as a purchase.
In connection with the purchase price allocation, the Company allocated a portion of the purchase price to acquired in-process research and development. At that time, the development of these products had not reached technological feasibility and the technology was believed to have no alternative future use. In accordance with generally accepted accounting principals, a one-time charge for in-process research and development of $861 has been reflected in the accompanying Consolidated Statements of Operations as merger and restructuring costs. In addition, royalties will be payable on future revenues derived from the acquired technology for up to five years from the date of acquisition.

The nature of efforts required to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet its design specifications, including functions, features and technical performance requirements. The Company currently believes that the research and development efforts will result in commercially feasible products in the next 12 months at an estimated cost of approximately $1.5 million.

Pro forma combined income statement data for the periods ended September 30, 1998 and 1997 was not materially different from results presented in the accompanying Consolidated Statements of Operations.

During the third quarter of 1998, the Company implemented a restructuring plan, including a reduction in the Company's worldwide employee headcount by approximately 5%, the termination of certain international distributor agreements, and the establishment of direct sales operations in Europe and Asia. The restructuring charge of $2,688 consisted of payments in connection with the termination of distributors, costs to set up direct international operations as a result of the termination of a support agreement with Cadence, employee severance, writedowns of inventory made obsolete by the acquisition of PerformIC, and associated legal and consulting costs. Charges affecting inventories of $2,041 have been classified in Systems Cost of Sales in the accompanying Statements of Operations. The remainder of the restructuring expenses were recorded as merger and restructuring expense in operating expenses.

The following is an analysis of the restructuring charge and reserves at September 30, 1998:

Inventory write-downs                                $2,041
Employee severance                                       81
Distributor termination costs & other                   566
                                                     ------
                                                     $2,688
                                                     ------
                                                     ------

Approximately $400 of the restructuring costs have not been paid and are included in other current liabilities in the accompanying Balance Sheets as of September 30, 1998.


 (2)    Inventories

Inventories, consisting principally of computer hardware, electronic sub-assemblies and test equipment, are valued at standard costs which approximate the lower of cost (first-in, first-out) or market. Costs utilized for inventory valuation purposes include material, labor and manufacturing overhead. Inventories consists of the following:

                                           September 30,   December 31,
                                                1998          1997
          Raw materials ...............       $10,010        $ 5,780
          Work-in-progress ............         2,926          4,037
          Finished goods ..............         2,081          1,494
                                              -------        -------
                                              $15,017        $11,311
                                              -------        -------
                                              -------        -------


(3)     New Accounting Pronouncements

In July 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The statement is effective for the Company's fiscal year ending December 31, 1998. SFAS 130 sets standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The only non-owner changes in equity recorded by the Company have been unrealized holding gains/losses on short-term investment securities classified as available-for-sale under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and foreign currency translation adjustment resulting from translation of subsidiary financial statements into US dollars from the local currencies in which the subsidiary financial statements are maintained. These adjustments were not material, and therefore have not been reported separately in the accompanying financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not have any derivative instruments and, accordingly, the adoption of SFAS 133 has had no impact on the Company's financial position or results of operations.


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

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(5)     Earnings per Share

Earnings per share amounts presented in the accompanying Statements of Operations have been calculated in accordance with Statement of Accounting Standards No. 128, "Earnings per Share." Following is a summary of outstanding common stock options not included in the computation of diluted earnings per share because the options would have been anti-dilutive.

                                                     1998         1997
        Three months ended September 30, ......    1,759,112     31,950
        Nine months ended September 30, .......    1,759,112     17,950

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


RECENT EVENTS

On September 3, 1998, the Company acquired all of the assets of PerformIC for a cash price of $1,435 of which $1,060 has been paid. The remaining $375 will be paid in accordance with the terms of the acquisition agreement between now and September 3, 1999. PerformIC, located in Dresden, Germany, is a developer of technologies aimed at addressing the engineering test needs of memory manufacturers. The transaction was accounted for as a purchase. In connection with the purchase price allocation, the Company allocated a portion of the purchase price to acquired in-process research and development. At that time, the development of these products had not reached technological feasibility and the technology was believed to have no alternative future use. In accordance with generally accepted accounting principals, a one-time charge for in-process research and development of $861 has been reflected in the accompanying Consolidated Statements of Operations as merger and restructuring costs. In addition, royalties will be payable on future revenues derived from the acquired technology for up to five years from the date of acquisition.

The nature of efforts required to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet its design specifications, including functions, features and technical performance requirements. The Company currently believes that the research and development efforts will result in commercially feasible products in the next 12 months at an estimated cost of approximately $1.5 million.

Pro forma combined income statement data for the periods ended September 30, 1998 and 1997 was not materially different from results presented in the accompanying Consolidated Statements of Operations.

During the third quarter of 1998, the Company implemented a restructuring plan, including a reduction in the Company's worldwide employee headcount by approximately 5%, the termination of certain international distributor agreements, and the establishment of direct sales operations in Europe and Asia. The restructuring charge of $2,688 consisted of payments in connection with the termination of distributors, costs to set up direct international operations as a result of the termination of a support agreement with Cadence, employee severance, writedowns of inventory made obsolete by the acquisition of PerformIC, and associated legal and consulting costs. Charges affecting inventories of $2,041 have been classified in Systems Cost of Sales in the accompanying Consolidated Statements of Operations. The remainder of the restructuring expenses were recorded as merger and restructuring expense in operating expenses.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997

Net Sales

Net sales of $9,473 for the three-month period ended September 30, 1998 reflected a decrease of $2,594 or 21% from the third quarter of 1997.

The decline in net sales reflects a slowdown in capital spending for the Company's prototype verification systems by certain of the Company's customers during the third quarter of 1998, as compared to net sales in the third quarter of 1997. For the third quarter of 1998, one customer accounted for 11% of net sales. During the third quarter of 1997, two other customers accounted for 34% and 12% of net sales, respectively. Sales to the Company's customers in international markets improved significantly, accounting for $4,847 or 51% of net sales during the third quarter of 1998, compared to $3,184 or 26% of net sales in the third quarter of 1997.

Systems sales decreased $1,905 or 23% in the third quarter of 1998, as compared to the third quarter of 1997, primarily due to the slowdown in capital spending cited above. Software sales increased $108 or 13% in the three months ended September 30, 1998, from the same period in 1997, due primarily to increased sales of Virtual Test Software products. Sales of services declined $797 or 27% during the third quarter of 1998 from the third quarter of 1997, predominantly because certain Virtual Test consulting services contracts were completed during the latter part of 1997.

In July 1998, the Company announced the first of a new family of advanced prototype verification systems, designated ElectraTM, for mixed-signal IC design verification, characterization, yield enhancement and failure analysis. In October 1998, the Company announced the availability of Vanguard-TM-, its new 500 MHz prototype verification system for complex high-speed digital integrated circuits. Actual net sales to be realized in future periods from these new products are subject to many risks, including those discussed below under "Future Operating Results."

Gross Margin

The Company's gross margin of $3,926 in the third quarter of 1998 decreased $4,114 or 51% from $8,040 for the same period of 1997. Contributing to this decline were charges to Systems Costs of Sales of $2,041 resulting from the acquisition and restructuring activities discussed above. The remaining reduction in gross margin resulted primarily from the shortfall in net sales previously mentioned. As a percentage of net sales, gross margin, excluding the acquisition and restructuring charges discussed above, was 63% of net sales for the third quarter of 1998, compared to 67% for the third quarter of 1997. The drop in gross margin percentage resulted primarily from increased service cost of sales, while sales of services was lower.

Operating Expenses

Research, development and engineering (R&D) expenses amounted to $1,607 for the three months ended September 30, 1998, compared to $1,806 for the same period in 1997. R&D expenses amounted to 17% of net sales in the three months ended September 30, 1998, compared to 15% in the three months ended September 30,

1997. The increase in R&D spending as a percent of net sales was attributable to the decline in net sales relative to prior year levels discussed above. Capitalization of software development costs amounted to $675 during the third quarter of 1998, compared to $362 during the third quarter of 1997, reflecting significant investment in software technology to be included in future new products currently under development. Spending for research and development is expected to increase beginning in the fourth quarter of 1998, as a direct result of the acquisition of the technology and assets of PerformIC discussed above.

Selling, general and administrative expenses of $4,515 for the third quarter of 1998 increased $352 or 8% from $4,163 in the third quarter of 1997. As a percentage of net sales, selling, general and administrative expense increased to 48% in the three months ended September 30, 1998 from 35% in the three months ended September 30, 1997. The increase in selling, general and administrative expenses as a percent of net sales reflects the decrease in net sales discussed above, combined with the impact of more expensive commissions to international distributors during the third quarter of 1998 as a result of the increase in international sales discussed above. Spending for selling, general and administrative expenses is expected to increase beginning in the fourth quarter of 1998, as a direct result of the PerformIC acquisition discussed above.

Other Income, net

Other income, net decreased slightly to $216 in the three months ended September 30, 1998, from $229 in the quarter ended September 30, 1997, due primarily to reduced earnings on lower average cash and short-term investment balances.

Income Taxes

The Company's effective tax rate was 4% for the three-month period ended September 30, 1998 and 34% for the three months ended September 30, 1997. The lower effective tax rate for the third quarter of 1998 reflects the effect of losses in certain international tax jurisdictions, combined with the recording of a valuation allowance against a portion of the anticipated net operating loss carryforward arising during 1998. This lower tax rate is anticipated to continue through the end of 1998. In future years, the tax rate is currently anticipated to be between 30% and 34%, depending primarily upon the geographic mix of the Company's sales in future periods.

Net Income

As a result of the various factors discussed above, the diluted net loss per share of $0.45 for the third quarter of 1998 compared to diluted net income per share of $0.20 in the same period of 1997. Exclusive of the third quarter 1998 charges discussed above relating to the acquisition and restructuring activities discussed above, the Company would have realized diluted earnings per share of $0.01 during the third quarter of 1998.


Nine Months Ended September 30, 1998 and 1997

Net Sales

Net sales of $26,372 for the nine-month period ended September 30, 1998 reflected a decrease of $10,001 or 27% from the first nine months of 1997.

The decline in net sales reflects the continued slowdown in capital spending for the Company's Test Station systems by the Company's customers during the first nine months of 1998, as compared to the similar period in 1997. Many of the Company's semiconductor manufacturing customers have reduced, delayed or frozen capital spending during the first nine months of 1998 due to overall industry economic conditions. For the first nine months of 1998, the Company's largest customer accounted for 17% of net sales, compared to 26% for the same period in 1997.

Systems sales decreased $9,185 or 36% in the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, primarily due to the slowdown in customer capital spending cited above. Software sales increased $858 or 33% in the first nine months of 1998, from the same period in 1997, due primarily to an increase sales of Virtual Test Software products. Sales of services declined $1,674 or 20% during the first nine months of 1998 from the first nine months of 1997, due primarily to the completion of certain Virtual Test consulting services contracts during the latter part of 1997.

Gross Margin

The Company's gross margin of $15,162 in the first nine months of 1998 decreased 37% from $23,916 for the same period of 1997, as a direct result of the decrease in net sales discussed above and the acquisition and restructuring charges recorded in System Cost of Sales discussed earlier. Without these charges, the Company's gross margin would have decreased 28% during the nine months ended September 30, 1998, as compared to the similar period in 1997. As a percentage of net sales, gross margin, excluding acquisition and restructuring related charges, decreased to 65% of net sales for the first nine months of 1998, from 66% of net sales for the first nine months of 1997. Higher gross margin from sales of prototype verification systems nearly offset reduced gross margin from sales of services.

Operating Expenses

Research, development and engineering (R&D) expenses amounted to $5,057 for the nine months ended September 30, 1998, compared to $5,408 for the same period in 1997. R&D expenses amounted to 19% of net sales in the nine months ended September 30, 1998, compared to 15% in the nine months ended September 30, 1997. The increase in R&D spending as a percent of net sales was attributable to decline in net sales relative to prior year levels discussed above. In addition, capitalization of software development costs increased during the first nine months of 1998 to $1,778, compared to $720 during the similar period in 1997, reflecting significant investment in software technology to be included in products currently under development. The increase in software capitalization was partially offset by higher costs associated with headcount increases required to implement the Company's plans for development of new systems and software products.

Selling, general and administrative expenses of $12,767 for the first nine months of 1998 increased $486 or 4% from $12,281 in the first nine months of 1997, as a result of investments in the Company's distribution infrastructure, combined with increased commissions to international distributors. As a percentage of net sales, selling, general and administrative expense increased to 48% in the nine months ended September
30, 1998 from 34% in the nine months ended September 30, 1997. The increase in selling, general and administrative expenses as a percent of net sales reflects the decrease in net sales discussed above, as well as higher commissions to international distributors.

Other Income, net

Other income, net, decreased to $618 in the nine months ended September 30, 1998, from $723 in the nine months ended September 30, 1997, primarily due to the impact of lower pre-tax returns from investments in non-taxable municipal debt obligations, combined with slightly lower average cash and short-term investment balances during 1998.

Income Taxes

The Company's effective tax rate was 5% for the nine-month period ended September 30, 1998 and 35% for the nine months ended September 30, 1997. The lower effective tax rate for 1998 reflects the effect of losses in certain international tax jurisdictions, combined with the recording of a valuation allowance against a portion of the anticipated net operating loss carryforward arising during 1998. This lower tax rate is anticipated to continue through the end of 1998. In future years, the tax rate is currently anticipated to be between 30% and 34%, depending primarily upon the geographic mix of the Company's sales in future periods.

Net Income

As a result of the various factors discussed above, the diluted net loss per share of $0.45 for the first nine months of 1998 compared to diluted net income per share of $0.59 in the same period of 1997. Exclusive of the third quarter 1998 charges discussed above relating to the acquisition and restructuring activities discussed above, the Company would have essentially broken even for the first nine months of 1998.



Future Operating Results

Like most high technology companies, the Company faces certain business risks that could have material adverse effects on the Company's results of operations, including, but not limited to the following. Sales of the Company's products to a limited number of customers are expected to continue to account for a significant percentage of net sales over the foreseeable future. Any significant reduction or loss of orders from any major customer would have a material adverse effect on the Company's financial condition and results of operations. The Company purchases some key components from sole or single source vendors for which alternative sources are not currently available. The Company is dependent on high-dollar customer orders, deriving a substantial portion of its net sales from the sale of prototype verification systems which typically range in price from $0.2 to $2.0 million per unit. A substantial portion of the Company's net sales is typically realized in the last few weeks of each quarter. As a result, the timing of the receipt and shipment of a single order can have a material impact on the Company's net sales and results of operations for a particular quarter. Therefore, the Company's quarterly net sales and results of operations may be negatively impacted if an order is received too late in a given quarter to permit product shipment and the recognition of revenue during that quarter.

Most of the Company's operating expenses are relatively fixed and planned expenditures are based, in part, on anticipated orders. In addition, the need for continued expenditures for research, development and engineering makes it difficult to reduce expenses in a particular quarter if the Company's sales goals for that quarter are not met. The inability to reduce the Company's expenses quickly enough to compensate for any revenue shortfall would magnify the adverse impact of such revenue shortfall on the Company's results of operations. The Company's future operating results and financial condition are also subject to other influences, including those driven by rapid technological changes, operating in a highly competitive and cyclical industry, a lengthy sales cycle, foreign currency fluctuations, and changes in of general economic conditions.

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


Year 2000

The Company is in the process of assessing its Year 2000 (Y2K) issues. The Company's plan for assessing Y2K readiness includes steps to review, test and implement corrective measures for the Company's products and information systems. In addition, the Company has identified its most critical vendors and suppliers, and is requesting sufficient information from each of them to assess their Y2K readiness.

To-date, the Company has completed an initial review of its current products and believes them to be free of any problems associated with the year 2000. However, testing of these current products, and of earlier-version products sold to customers, has not yet been completed. The Company is currently in the process of formulating specific plans for product testing, and plans to conduct such testing during the next several quarters. The Company is also in the process of assessing its Y2K readiness with respect to its information systems. Initial reviews have not identified any significant information systems Y2K issues beyond those which will be corrected through implementation of previously planned systems upgrades. Plans for testing of the Company's information systems are currently being developed.

Until the Company completes previously planned upgrades to its information systems, testing of the Company's products and information systems, and assessment of the Y2K readiness of the Company's critical vendors and suppliers, the costs to address the Company's Year 2000 readiness cannot be determined with certainty. Failure to identify and/or adequately address any significant Y2K issue with respect to the Company's products, information systems or vendors and suppliers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has not yet determined a most reasonably likely worst case scenario relating to Y2K readiness, and has not commenced development of a contingency plan to address such worst case scenario. At this time, no assurance can be given that the Company will incur no adverse effects resulting from such Y2K issues, and that such effect will not be material to the Company's business, results of operations, or financial condition.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company's principal sources of liquidity consisted of cash and short-term investments of approximately $13.1 million, and funds available under an existing bank line of credit of $10.0 million. To-date there have been no borrowings against the Company's bank line of credit.

The Company's operating activities used cash during the nine months ended September 30, 1998 of $4.4 million, compared to providing cash of $6.2 million for the same period last year. This change was primarily attributable to lower collections from customers resulting from lower net sales and extended payment terms, combined with increases in inventories associated with new product introductions in the second half of 1998.

The Company's trade receivables have increased to $13.0 million from $10.6 million since December 31, 1997, reflecting the effect of extended payment terms granted to certain customers and distributors, primarily in Asia. Inventories have grown by $3.5 million during the first nine months of 1998, reflecting the production of Test Station systems manufactured, but not shipped as a result of the reduction in net sales discussed above, as well as purchases of materials for new Test Station products planned for introduction later in 1998.

During the first nine months of 1998, the Company invested $6.5 million in equipment, purchased software, service spare parts and software development costs, as necessary to develop, distribute and service new and existing Test Station and Virtual Test products. During the third quarter of 1998, the Company made payments of approximately $1.1 million for the acquisition of the technology and assets of PerformIC.

During the second quarter of 1998, the Company announced that it intends to repurchase up to 500,000 shares of its currently outstanding common stock over the next 12 months in open market and negotiated transactions. This repurchase program authorizes the repurchase of shares in increments in accordance with SEC regulations and Board of Directors' guidance. As of September 30, 1998, this program had resulted in the repurchase of 145,500 shares at a total cost of $1.1 million. This program will continue in future periods, subject to continued authorization by the Board of Directors.

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

PART II OTHER INFORMATION
Item 2. Changes in Securities

During the quarter ended September 30, 1998, the Company made no sales of securities that were not registered under the Securities Act of 1933.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

10. Purchase Agreement between Integrated Measurement Systems S.A. and Dr. Hans-Martin Muhlhoff (Perform IC)

27.     Financial Data Schedule


 (b) Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 16, 1998.

                                INTEGRATED MEASUREMENT SYSTEMS, INC.
                                (Registrant)

                                /s/ KEITH BARNES
                                -----------------------------------
                                Keith Barnes
                                President and Chief Executive Officer
                                    (on behalf of the Registrant)



                                /s/ FRED HALL
                                -----------------------------------
                                Fred Hall
                                Chief Financial Officer
                               (as Principal Financial Officer)