Form 10-K
period 1998-12-31
INTEGRATED MEASUREMENT SYSTEMS INC /OR/
filed 1999-03-31
CIK 945441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____________

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $58,752,351 on March 12, 1999, based upon the last sales price of the Common Stock on that date reported in the NASDAQ National Market System. On March 12, 1999, there were 7,460,616 shares of the Registrant's Common Stock outstanding, including 2,856,147 held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Document                          Part of Form 10-K into which incorporated
     --------                          -----------------------------------------
Portions of Proxy Statement                            Part III
dated April 2, 1999

                      INTEGRATED MEASUREMENT SYSTEMS, INC.
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
                              PART I

Item 1.    Business                                                      3

Item 2.    Properties                                                    8

Item 3.    Legal Proceedings                                             8

Item 4.    Submission of Matters to a Vote of Security Holders           8

                              PART II

Item 5.    Market for Registrants Common Equity and Related              9
           Stockholder Matters

Item 6.    Selected Financial Data                                      10

Item 7.    Management's Discussion and Analysis of Results of           11
           Operations and Financial Condition

Item 8.    Financial Statements and Supplementary Data                  18

Item 9.    Changes in and Disagreements with Accountants on             18
           Accounting and Financial Disclosure

                              PART III

Item 10.   Directors and Executive Officers of Registrant               18

Item 11.   Executive Compensation                                       18

Item 12.   Security Ownership of Certain Beneficial Owners and          18
           Management

Item 13.   Certain Relationships and Related Transactions               18

                              PART IV

Item 14.   Exhibits, Financial Statements Schedules, and Reports        19
           on Form 8-K

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

Integrated Measurement Systems, Inc. (the Company) was incorporated in Oregon in 1983. The Company operated as an independent entity until it was acquired by Valid Logic, Inc. ("Valid Logic") in 1989. In 1991, the Company became a wholly-owned subsidiary of Cadence Design Systems, Inc. ("Cadence") as a result of the merger of Valid Logic with Cadence. Both Cadence and Valid Logic operated the Company as a separate subsidiary. On July 21, 1995, the Company successfully completed an initial public offering of common stock, with 375,000 shares sold by the Company, and 2,615,000 shares sold by Cadence. In February 1997, the Company completed a secondary public offering of common stock, in which 700,000 shares were sold by the Company and 950,000 shares were sold by Cadence. As of December 31, 1998, Cadence owned approximately 37% of the outstanding common stock of the Company. On September 3, 1998, the Company acquired all of the assets of PerformIC, a Germany-based designer and manufacturer of memory engineering Test Stations, and subsequently established its European Design Center in Dresden, Germany. The Company's European Design Center will concentrate on the development of technologies aimed at addressing the engineering test needs of memory manufacturers. The Company's common stock is traded on the NASDAQ National Market System under the symbol IMSC.

                              PRODUCTS AND SERVICES

The Company designs, manufactures, markets and services a family of versatile, high performance engineering Test Stations. Customers use the Company's Test Stations to test, at the prototype stage, complex digital, mixed-signal and memory devices such as microprocessors, application specific integrated circuits (ASICS's), multi-chip modules (MCM's), static random access memory (SRAM) and dynamic random access memory (DRAM) devices. In addition, the Company develops, markets and supports a line of Virtual Test Software that permits design and test engineers to automate test program development and to conduct simulated tests of electronic device designs prior to the fabrication of the prototype of the actual device. The Company's products enable its customers to shorten time-to-market, enhance accuracy of design, reduce both the time required to test and the cost of testing devices and provide reliable and prompt feedback to both design and test engineers.

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

The IMS Test Stations stimulate the device under test by sending defined signals to it and then measure the actual output and compare it with the expected output. The IMS Test Stations perform these functions at real-time device operating speeds. Using the Company's products, design and test engineers can identify failures, assess areas of concern, run short diagnostic sequences to pinpoint the cause(s) of failure, and identify changes needed to correct or enhance designs. IMS Test Stations are designed to work with industry standard computers to receive and execute test commands and report the results of test procedures. IMS Test Stations can also be linked to widely used EDA software tools, including those offered by Cadence, Mentor Graphics, Synopsys and others. The result is a reduction of the overall time required for verification and characterization, more timely feedback to design engineers and hence lower cost of design, reduced time-to-market and increased competitiveness for the companies designing today's increasingly complex integrated circuits.

The Company complies with industry standard conventions which facilitate compatibility with ATE equipment. Compatible design between the Company's Test Stations and ATE systems enables rapid movement of devices from the engineering test environment to production test.

The Company's Test Stations are designed and configured to match varying customer requirements. Generally, they differ from one another as to the maximum clock speed and data rates (from 40 MHz to 500 MHz), size of the device to be tested (from 16 to 896 or more total pins), device type (digital, mixed-signal, MCM, memory), flexibility in the number and variety of applications (verification, characterization, failure analysis, etc.), and price. Test Stations typically range in price from $500,000 to $1.5 million, though high-speed, high-pin-count systems can sell for over $2.0 million (depending on configuration and intended application).

The Company currently offers three families of Test Stations. The digital family, which accounted for 48% of total revenues in 1998, is the oldest and largest of the three families. Customers typically use the Company's digital Test Stations to verify the designs of complex microprocessors, application specific IC's (ASIC's) and Multichip Modules (MCM's). Included in this family are the ATS and XTS products, the Company's flagship products for the past several years, which can test devices at up to 200MHz. These systems sell for between $250,000 and $1,800,000, depending on the configuration, and accounted for the majority of digital family revenues in 1998. In October, 1998 the Company introduced its newest generation of digital Test Station, the Vanguard. This product, which can test devices up to 500 MHz, sells for between $900,000 and $2,300,000 and is expected to account for the majority of the digital family revenues in future years.

The mixed signal family of Test Stations includes the older generation MSTS, and the Electra, which was introduced in 1998. Mixed signal Test Stations are used by customers to verify the designs of complex devices used in such applications as Digital Subscriber Loop (DSL) modems, 100 megabit ethernet and 3D graphics. Depending on the configuration, the mixed signal Test Stations can test devices at up to 200 MHz and sell for between $300,000 and $2,100,000. Mixed signal Test Stations accounted for 11% of total revenues in 1998.

With the acquisition of Perform IC in September, 1998, the Company added its newest Test Station family, the Orion Memory Test Stations. The Orion will be used by customers to verify the designs of complex SRAM's and DRAM's at speeds up to 200MHz. Depending on the configuration, these Test Stations sell for between $400,000 and $600,000. The Company expects to begin shipping Orion Test Stations to customers during 1999. (Please refer to "Research and Development" discussion below, and to "Management's Discussion and Analysis of Results of Operations and Financial Condition" for cautionary statements that may bear on this forward looking statement.)

TEST STATION SOFTWARE PRODUCTS
The Company has developed Test Station software products that are either embedded in the Company's Test Stations or sold as separate add-on software products. These software packages provide optimal operation in various applications, including interactive device verification, automated device characterization, and EDA and ATE system linkages.

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

The Company's TestDirect Virtual Test Software, introduced in the first half of 1997, is a productivity tool for digital test engineers. TestDirect is a test pattern generation program that provides test engineers with an automatic tool for generating ATE test patterns from the designer's original test bench simulation environment. This process shortens the overall product development cycle, increasing a customer's revenue potential and improves their time-to-market competitiveness. The IMS Digital VirtualTester is the first automated test productivity software tool to provide a high-quality, cost-effective way to verify and debug IC test patterns and timing on engineering workstations without having to wait until first silicon and without using valuable ATE time. Harnessing the power of EDA simulation and proprietary ATE data, the Digital VirtualTester can reduce time-to-market costs by allowing engineers to perform IC test development prior to silicon fabrication in a fault-free, virtual test environment.

Although the market for Virtual Test Software is relatively difficult to quantify, the Company believes that its TestDirect, and Digital VirtualTester software products and services provide a significant advantage to semiconductor designers to reduce time to market and save development cost. The Virtual Test software products currently operate in conjunction with Cadence EDA software and certain ATE machines manufactured by Advantest, Credence, Hewlett-Packard, LTX, and Teradyne. In 1998, revenues from the sale of Virtual Test Software and related services comprised approximately 11% of the Company's net sales.

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

The Company has historically devoted the great majority of its research and development efforts to the design and development of engineering Test Stations and related hardware and software technologies. Certain of the Company's Virtual Test Software technologies were originally developed by Cadence employees and purchased by the Company. The Company is currently developing additional software products for its Virtual Test product line and expects to continue considerable internal research and development efforts for this product line in the future.

The Company also from time to time evaluates opportunities to acquire technology and assets. In 1998, the Company acquired PerformIC a developer of technologies aimed at addressing the engineering test needs of memory manufacturers. The Company has established its new European Design Center in Perform IC's facilities in Dresden, Germany to principally concentrate on developing Test Station technologies to address the memory market. The Company currently believes that the research and development efforts will result in commercially feasible products in the next 12 months. (Please refer to "Management's Discussion and Analysis of Results of Operations and Financial Condition" for cautionary statements that may bear on this forward looking statement.)

The Company's research and development efforts are performed by approximately 78 employees at locations at Company headquarters in Beaverton, Oregon and the Company's European Design Center in Dresden, Germany.

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

The components used in the Company's products consist of standard parts available from numerous vendors, along with a number of proprietary items available only from sole or single source suppliers. The Company currently uses several independent third-party vendors to manufacture its subassemblies and semiconductor components, including circuit boards, integrated circuits and integrated circuit packaging, cable assembly and mechanical parts. External manufacturing is performed to the Company's specifications with technical support from the Company. In the event that any of the Company's third-party vendors, particularly its sole and single source vendors, were to experience financial, operational, production or quality assurance difficulties, or a catastrophic event that resulted in a reduction or interruption in supply to the Company, the Company's operating results could be materially adversely affected until the Company was able to establish sufficient manufacturing supply from alternative sources. The Company has partially mitigated this risk by securing $12 million of insurance coverage against potential losses resulting from an insurable peril experienced by any of the Company's critical suppliers. While to date suitable third party manufacturing capacity has been available, there can be no assurance that such manufacturers will be able to meet the Company's future requirements or that such services will continue to be available to the Company at favorable prices.

The Company manufactures its digital and mixed signal test stations at its headquarters facility in Beaverton, Oregon. It is currently manufacturing prototype Orion Test Stations at the Perform IC facilities in Dresden, Germany, but plans to move the memory Test Station manufacturing operations to its European Headquarters in Sargans, Switzerland as soon as such a move is practical.

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

The Company's Test Stations have a history of staying in the market for many years. Over time suppliers of critical components may discontinue manufacturing such components. In such cases, when designing that component out of the product is deemed to not be feasible, the Company will place a last time buy order for the component. Although the Company uses the best information available at the time to determine the last time buy quantities, no assurance can be given that such quantities will be adequate to meet the requirements over the remainder of the product's remaining life. There also can be no assurance given that such life time buy quantities are not in excess of requirements over the product's remaining life.

                               MARKETING AND SALES

The Company markets its products domestically through a direct sales force which has primary responsibility for developing orders, coordinating distribution, providing demonstrations and providing applications support. The Company employs skilled applications and service engineers and technically proficient sales people capable of serving the sophisticated needs of prospective customers' engineering staffs as part of the customer support process. The domestic sales force is managed from the Company's headquarters in Beaverton, Oregon and its regional offices in Irvine and Santa Clara, California; Boston, Massachusetts; Phoenix, Arizona; and Columbia, Maryland.

The Company markets its products in the European region through a direct sales force in France, independent distributors in Germany, Scandinavia, Italy, Turkey and Israel, and through dedicated agents employed by Cadence in The United Kingdom. In Asia the Company sells through dedicated agents employed by Cadence in Taiwan, through a dedicated sales force in Japan and through distributors in the People's Republic of China, Hong Kong, Malaysia/Singapore and Korea. The Company's foreign sales and service operations are subject to risks inherent in foreign operations, including unexpected changes in regulatory requirements, exchange rates, tariffs or other barriers and potentially negative tax consequences. In addition, in certain jurisdictions, there is a risk of reduced protection for the Company's copyrights, trademarks and trade secrets. Additional information regarding foreign sales is contained in Note 13 to the Financial Statements contained in this Annual Report.

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

For the years ended December 31, 1998, 1997, and 1996, sales to Intel represented approximately 25%, 27% and 36% of the Company's net sales, respectively. No other customer accounted for more than 10% of the Company's net sales in 1998, 1997 or 1996.


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

The Company currently competes with a number of other verification and characterization equipment manufacturers. Some of these manufacturers, such as Hewlett-Packard, Teradyne, and Schlumberger have significantly greater financial, marketing, manufacturing and technological resources than the Company. New product introductions or product announcements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Moreover, increased competitive pressure could lead to intensified price-based competition, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its long-term success will depend largely on its ability to identify design and test needs ahead of its competitors and develop products which respond to those needs in a timely manner. In addition, no assurance can be given that other companies, including EDA companies, will not develop methodologies and products that are competitive with the Company's Virtual Test Software business. The Company also believes that to remain competitive, it will require significant financial resources in order to invest in new product development and to maintain a worldwide customer service and support network. There can be no assurance that the Company will continue to compete successfully in the future.

                          CUSTOMER SUPPORT AND SERVICE

To be competitive, the Company believes it must provide a high level of support and service. Support and service accounted for 30% of the Company's net sales for the fiscal year ended December 31, 1998. The Company maintains and supports products sold directly in the United States, Europe and Japan with the Company's service and support personnel. The Company's international distributors and dedicated international sales agents generally provide maintenance and support to their customers. The Company offers a toll-free technical support hotline to customers and distributors. Support engineers answer the technical support calls and generally provide same-day responses to questions that cannot be resolved during the initial call.
When necessary, however, support engineers are dispatched to the customer's facility.

The Company maintains a rapid response program, which is designed to quickly respond to customer support issues. Many of the Company's customers currently have support agreements with the Company. The Company ranked first in 1997, 1996, 1995, 1994 and 1993 in customer satisfaction and quality for pure test equipment manufacturers according to VLSI Research, Inc. The Company generally warrants its Test Systems for twelve months. During the warranty period, the Company will repair or replace failed components, will investigate all reported software problems and will endeavor to provide a solution. No assurances can be given that warranty costs will not increase in the future or that any such increase would not have a material adverse effect on the Company's financial condition and results of operations.

                                    EMPLOYEES

At December 31, 1998, the Company had 289 employees, including 76 in marketing and sales, 89 in manufacturing and service, 78 in research, development and engineering and 39 in administration and finance. The Company also has 7 dedicated employees on the payroll of affiliated companies, which are international subsidiaries of Cadence. The Company reimburses Cadence the full cost of the employees' expense to Cadence under the terms of a Corporate Services Agreement between the Company and Cadence. These employees work full time on the Company's business and report to and are directly managed by the Company. See "Item 13. Certain Relationships and Related Transactions." The Company believes that its future success will depend on its continued ability to attract and retain highly qualified technical, management and marketing personnel. The Company's employees are not represented by a collective bargaining unit and the Company believes that its employee relations are very good.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded publicly on the Nasdaq National Market under the symbol "IMSC." The Company completed its initial public offering of common stock on July 21, 1995, at a price of $11 per share. The following table sets forth, for the periods indicated, the high and low prices for the Company's common stock as reported by the Nasdaq National Market.

                                                           HIGH        LOW
                                                           ----        ---
FISCAL 1997
    First Quarter...................................      23 1/2      14 3/4
    Second Quarter..................................      17 3/4      12
    Third Quarter...................................      18 1/16     10 3/4
    Fourth Quarter..................................      20          15 1/4
FISCAL 1998
    First Quarter...................................      17 3/8      11
    Second Quarter..................................      12 1/2       7 5/8
    Third Quarter...................................      10 5/8       5 3/8
    Fourth Quarter..................................      13 1/4       5 1/4

As of March 12, 1999, there were approximately 1,347 shareholders that held beneficial interests in shares of common stock. The Company has not paid any cash dividends on its common stock, and it does not anticipate paying any cash dividends in the foreseeable future.

During the quarter ended December 31, 1998, the Company made no sales of securities that were not registered under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        (In thousands, except per share amounts)

                                                                           Year ended December 31,
                                                 --------------------------------------------------------------------------------
                                                  1998               1997              1996              1995              1994
                                                 -------            -------           -------           -------           -------
Statement of income data:
  Net sales ...........................          $36,697            $46,850           $50,837           $41,093           $30,052
  Gross margin % ......................             59.6%              65.5%             64.3%             61.6%             58.6%
  Operating income (loss) .............          $(4,587)           $ 7,073           $ 9,495           $ 5,469           $ 2,981
  Operating income (loss) % ...........            (12.5)%             15.1%             18.7%             13.3%              9.9%
  Net income (loss) (a) ...............          $(3,331)           $ 5,205           $ 6,166           $ 3,535           $ 1,910
  Basic earnings (loss) per share (a) .          $ (0.44)           $  0.70           $  0.92           $  0.54           $  0.30
  Diluted earnings (loss) per share (a)          $ (0.44)           $  0.67           $  0.88           $  0.53           $  0.30

                                                                                  December 31,
                                                 --------------------------------------------------------------------------------
                                                  1998               1997              1996              1995              1994
                                                 -------            -------           -------           -------           -------
Balance sheet data:
  Cash and cash equivalents ...........          $ 3,379            $17,464           $ 9,545           $ 8,930           $ 4,384
  Short-term investments ..............          $ 7,630            $ 8,371                --                --                --
  Total assets ........................          $63,414            $65,523           $44,314           $35,184           $22,662
  Long-term obligations, net of
    current portion....................          $   363            $   152           $   278           $    54           $    83
  Shareholders' equity ................          $53,542            $57,433           $34,859           $26,484           $18,269

   (a) Net income, basic earnings per share and diluted earnings per share for 1998, before nonrecurring acquisition and restructuring charges, were $129, $0.02 per share, and $0.02 per share, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all numerical references are in thousands, except percentages and share data.

     The following discussion and analysis should be read in conjunction with Selected Financial Data and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report. This Annual Report, including the following discussion and analysis of financial condition and results of operations, contains certain statements, trend analysis and other information that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, which may involve risks and uncertainties. Such forward looking statements include, but are not limited to, statements including the words "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. The Company's actual results could differ materially from those discussed herein due to numerous factors including, but not limited to, those discussed in the following discussion and analysis of financial condition and results of operations, as well as those discussed elsewhere herein.

OVERVIEW

     The Company was founded in 1983 to design and develop engineering Test Stations to test and measure complex electronic devices at the prototype stage. The Company was acquired by Valid Logic in 1989 and then by Cadence in 1991 as a result of the merger of Valid Logic into Cadence. Cadence operated the Company as a separate subsidiary.

     In July 1995, the Company successfully completed an initial public offering of common stock, yielding net proceeds to the Company and Cadence of $3.3 million and $26.6 million, respectively. At December 31, 1996, Cadence owned approximately 55% of the outstanding common stock of the Company, with the remaining 45% publicly owned. In February 1997, the Company completed a secondary public offering of its common stock, including 700,000 shares issued by the Company, and 950,000 sold by Cadence, yielding net proceeds to the Company and Cadence of $13.4 million and $18.6 million, respectively. Following the secondary public offering, Cadence continues to own approximately 37% of the Company's common stock.

     Prior to 1998, the Company had been profitable for each of the previous ten years and had financed its business activities during that period principally through cash generated from its own operations. The Company's net sales increased from 1994 to 1996 at an annually compounded rate of 30%, reflecting the Company's successful introduction of Test Station and Virtual Test Software products during these periods. During 1997, net sales declined 8% from 1996, as a result of a slowdown in orders from certain customers for the Company's Test Station products. This slowdown continued and was more pronounced during 1998, driven primarily by an overall downturn in the economic cycle for companies in the semiconductor industry, many of which are long-term customers of the Company. This resulted in a decrease in net sales of 22% from 1997 to 1998.

     In September, 1998, the Company acquired all of the assets of PerformIC for a cash price of $1.3 million. PerformIC, located in Dresden, Germany, is a developer of technologies aimed at addressing the engineering test needs of memory manufacturers. A charge for acquired in-process research & development of $861 is included in Acquisition and Restructuring costs in the accompanying Statements of Operations. With this acquisition, the Company opened its new European Design Center in Dresden.

     During the second half of 1998, the Company implemented a restructuring plan, including a reduction in the Company's worldwide employee headcount by approximately 14%, the termination of certain international distributor agreements, and the establishment of direct sales operations in Europe and Asia. The primary objectives of the restructuring plan were to strengthen the Company's international distribution channel, and to maintain acceptable operating expense levels as the Company moves into 1999.

     The total nonrecurring acquisition and restructuring charges recorded in the latter part of 1998 amounted to $3.9 million. In addition to the acquired in-process research and development expenses, the charges included $2.0 million for inventories rendered obsolete by the PerformIC acquisition, $623 associated with the termination of certain international distributors, and $424 for severance costs.

     The sales trends and events discussed above, combined with moderate growth in operating expenses, resulted in net income of $5.2 million and $6.2 million for 1997 and 1996, respectively, and a net loss of $3.3 million for 1998. Future operating results will depend on many factors, including demand for the Company's products, the introduction of new products by the Company and its competitors, the level and timing of shippable orders and backlog, the duration and severity of the economic downturn in Asia, and the other business risks discussed herein. There can be no assurance that the Company's net sales will grow or that such growth will be sustained in future periods or that the Company will return to profitability in the near future.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

     NET SALES. Net sales is comprised of systems sales (including sales of engineering Test Stations), software sales (including Test Station software and Virtual Test Software) and service sales, which consists primarily of revenue derived from maintenance and consulting contracts. Net sales of $36.7 million for 1998 were $10.2 million or 22% lower than net sales of $46.9 million for 1997.

     There is a close correlation between the Company's sales and semiconductor industry capital spending. The decline in net sales reflects the slowdown in capital spending for the Company's Test Station systems by the Company's customers during 1998, as compared to 1997. Many of the Company's semiconductor manufacturing customers reduced, delayed or froze capital spending beginning in the second half of 1997, due to a broad decline in business activity in the semiconductor industry.

     Systems sales decreased $9.7 million or 30% in 1998, as compared to 1997, primarily due to the slowdown in customer capital spending cited above. Software sales increased $913 or 25% in 1998 over 1997, due primarily to an increased sales volume for Virtual Test Software products. Sales of services declined $1.3 million or 12% during 1998 from 1997, due primarily to the completion of certain Virtual Test consulting services contracts in late 1997, which more than offset growth in the sale of systems maintenance contracts. The Company is not currently pursuing consulting services for its Virtual Test business.

     International sales, as a percentage of the Company's net sales, decreased from 34% for the year ended December 31, 1997 to 26% for the year ended December 31, 1998, due primarily to much lower sales to customers in Asia-Pacific, partially offset by a moderate improvement in net sales in Europe.

     COST OF SALES. Cost of sales consists of material, labor, manufacturing and service overhead as well as amortization of capitalized software development costs. Total cost of sales decreased 8% from $16.2 million in the year ended December 31, 1997 to $14.8 million in the year ended December 31, 1998.

     Systems cost of sales decreased 18% from $12.2 million for the year 1997 to $10.0 million for 1998, primarily due to lower sales volume and reductions in certain material costs. Partially offsetting these lower costs was a charge of $2.0 million to write-off certain inventories made obsolete as a result of the PerformIC acquisition during 1998 as discussed above. Software cost of sales increased to $707 during 1998 from $211 for 1997, reflecting costs for customization of certain Virtual Test Software products sold during the first half of 1998. Service and other cost of sales increased 12% from $3.7 million in 1997 to $4.1 million in 1998, due primarily to increased costs associated with providing maintenance services to a growing installed base of the Company's Test Station products.

     GROSS MARGIN. The Company's gross margin of $21.9 million in 1998 decreased 29% from $30.7 million in 1997, as a direct result of lower net sales and the $2.0 million inventory adjustment related to the PerformIC acquisition discussed above. Without this inventory adjustment, the Company's gross margin would have decreased 22% during 1998 from 1997. Excluding the nonrecurring inventory adjustment related to the PerformIC acquisition, gross margin decreased to 65% of net sales for 1998, from 66% of net sales for 1997, reflecting reduced gross margin from sales of services, partially offset by higher gross margin from sales of Test Stations.

     The gross margin from sales of the Company's Test Station systems, excluding the nonrecurring inventory adjustment related to the PerformIC acquisition, was 64% for 1998, compared to 62% for 1997, reflecting reductions of certain material costs in 1998. Software gross margin of 85% for 1998 was down from 94% in 1997 due primarily to the impact of costs of customization of certain software products sold during the first half of 1998. Sales of services yielded gross margin of 58% during 1998, down from 67% during 1997 due primarily to the completion of certain higher margin Virtual Test consulting contracts in 1997.

     RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering (R&D) expenses consist primarily of employee costs, cost of material consumed, depreciation of equipment and engineering related costs. R&D expenses decreased 8% from $7.4 million for the year ended December 31, 1997 to $6.8 million for the year ended December 31, 1998. As a percentage of net sales, R&D expenses increased from 16% in the year ended December 31, 1997 to 18% in the year ended December 31, 1998. The decrease in reported R&D expense was principally attributable to increased capitalization of software development costs associated with development of the Company's new Vanguard Test Station and Virtual Test Software products during 1998.

     Gross R&D spending, before capitalization of software development costs, increased from $8.5 million during 1997 to $9.2 million during 1998, reflecting the cost associated with completing development of the Vanguard Test Station product. The first customer shipment of the Vanguard occurred during the fourth quarter of 1998. Capitalization of software development costs amounted to $2.4 million and $1.1 million in 1998 and 1997, respectively.

     Capitalization of software development costs was offset by amortization of previously capitalized costs to cost of sales in the amount of $748 and $753 during 1998 and 1997, respectively. Amortization is expected to increase during 1999, as amounts capitalized related to the Vanguard and certain Virtual Test products are now being amortized.

     The Company plans to increase the dollar amount of R&D expense in the future, as investments in the development of the Company's Orion memory Test Station more than offset reductions in other areas resulting from implementation of the restructuring plan discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses include salaries and commissions of sales, marketing and administrative personnel, and other marketing and general administrative expenses. SG&A expenses increased 10% from $16.2 million for the year ended December 31, 1997 to $17.8 million for the year ended December 31, 1998. The increase was principally attributable to increased investment in the Company's direct distribution channels, most notably in Europe and Japan, as well as increased distributor commissions for sales in regions not served by the Company's direct sales organization.

     As a percentage of net sales, SG&A expenses increased from 35% in the year ended December 31, 1997 to 48% in the year ended December 31, 1998 due partially to the increase in SG&A, but primarily to the impact of much lower net sales discussed above.

     OTHER INCOME, NET. Other income, net includes interest income, interest expense and gain and loss on sale of assets. Other income, net decreased from $932 in the year ended December 31, 1997 to $760 in the year ended December 31, 1998. The decrease was due to the impact of lower average cash and investment balances on interest income.

     INCOME TAXES. The Company's benefit from income taxes for 1998 reflects recognition of a portion of the benefit from net operating loss carryforwards. At December 31, 1998, the Company has recorded deferred tax assets from net operating loss carryforwards of $3,538, against which it has recorded a valuation allowance of $2,388. As the probability of realizing these deferred tax assets in the future increases, the valuation allowance will be reduced appropriately. Any such reduction will have a positive impact on the Company's effective tax. The valuation allowance includes approximately $1.5 million which, if reversed, would be recorded directly to Shareholders' Equity in recognition of the tax benefits from deduction of employee gains on stock option exercises for tax return purposes.

     The Company's income tax position combines the effects of available tax benefits in certain countries where the Company does business, benefits for available net operating loss carryforwards, and tax expense for subsidiaries with pre-tax income.

YEARS ENDED DECEMBER 31, 1997 AND 1996

     NET SALES. Net sales decreased 8% from $50.8 million in the year ended December 31, 1996 to $46.9 million in the year ended December 31, 1997. The decrease in net sales was primarily due to the delay of orders anticipated from certain customers for the Company's Test Station products into future periods.

     Systems sales decreased 14% from $37.5 million in the year ended December 31, 1996 to $32.1 million in the year ended December 31, 1997, reflecting the shortfall in Test Station system sales. Software sales increased 35% from $2.8 million in 1996 to $3.7 million in 1997, due primarily to a 76% increase in sales of Virtual Test Software products, which was partially offset by a decline in sales of Test Station related software products. Service sales increased 5% from $10.6 million for the year ended December 31, 1996 to $11.1 million for the year ended December 31, 1997, due principally to growth in sales of Virtual Test related services.

     International sales, as a percentage of the Company's net sales, increased from 26% for the year ended December 31, 1996 to 34% for the year ended December 31, 1997, due primarily to increased sales in Europe and Asia, and relatively weaker performance in North America.

     COST OF SALES. Total cost of sales decreased 11% from $18.1 million in the year ended December 31, 1996 to $16.2 million in the year ended December 31, 1997.

     System cost of sales decreased 12% from $13.9 million for the year 1996 to $12.2 million for 1997, primarily due to lower systems sales volume and certain reductions in material costs. Software cost of sales decreased to $211 for 1997 from $283 for 1996 reflecting an increase in the mix of standard software products and a corresponding decrease in sales of higher cost custom-developed software. Service cost of sales decreased 6% from $3.9 million in the year 1996 to $3.7 million in 1997. This decrease was due primarily to a $327 charge in the first quarter of 1996 for the Company's change in accounting for spare parts, partially offset by increased labor costs associated with Virtual Test Software related services.

     GROSS MARGIN. The Company's gross margin decreased 6% from $32.7 million in the year ended December 31, 1996 to $30.7 million in the year ended December 31, 1997. As a percentage of net sales, gross margin increased from 64% for the year ended December 31, 1996 to 66% for the year ended December 31, 1997.

     Systems gross margin, as a percent of related sales, decreased from 63% for 1996 to 62% for 1997, reflecting a slight decline in gross margin realized on sales of the Company's Test Station products. Software gross margin, as a percent of related sales, exceeded 90% in both 1997 and 1996. Service gross margin, as a percent of related sales, increased from 63% for 1996 to 67% for 1997, due primarily to the charge to cost of service sales in 1996 related to the change in accounting method for spare parts.

     RESEARCH, DEVELOPMENT AND ENGINEERING. R&D expenses decreased 5% from $7.8 million for the year ended December 31, 1996 to $7.4 million for the year ended December 31, 1997. As a percentage of net sales, R&D expenses increased from 15% in the year ended December 31, 1996 to 16% in the year ended December 31, 1997. The decrease in reported R&D expense was principally attributable to greater capitalization of software development costs associated with development of the Company's new products during 1997 while gross R&D spending remained approximately flat from 1996 to 1997.

     The Company capitalized certain software development costs relating to these activities in the amounts of $1.1 million and $715 in 1997 and 1996, respectively. Capitalization of software development costs was offset by amortization of previously capitalized costs to product cost of sales in the amount of $753 and $842 during 1997 and 1996, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased 5% from $15.4 million for the year ended December 31, 1996 to $16.2 million for the year ended December 31, 1997. The increase was principally attributable to higher commissions and increased investment in the Company's selling function. As a percentage of net sales, SG&A expenses increased from 30% in the year ended December 31, 1996 to 35% in the year ended December 31, 1997 due to the increase in SG&A expenses combined with the impact of lower net sales discussed above.

     Following the Company's secondary stock offering in February 1997, Cadence's ownership of the Company's common stock dropped below 50%. This event required the Company to recognize additional compensation expense of approximately $313 during 1997, as a result of payments made by Cadence to certain Company employees in respect of Cadence stock options held by such employees.

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

     INCOME TAXES. The Company's effective rate for Federal and state taxes was 35.0% for the year ended December 31, 1997 and 36.5% for the year ended December 31, 1996. The change in effective tax rates from 1996 to 1997 was primarily due to increased research and development tax credits earned during 1997.

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

     For the years ended December 31, 1998, 1997 and 1996, sales to Intel Corporation represented approximately 25%, 27%, and 36% of the Company's net sales, respectively. No other customer accounted for more than 10% of the Company's net sales in 1998, 1997, or 1996. Sales of the Company's products to Intel and a limited number of other customers are expected to continue to account for a high percentage of net sales over the foreseeable future. Any sudden reduction or loss of orders from Intel or any other major customer would have a material adverse effect on the Company's financial condition and results of operations.

     Like most high technology and high growth companies, the Company faces certain business risks that could have adverse effects on the Company's results of operations, including, but not limited to the following. The Company is dependent on high-dollar customer orders, deriving a substantial portion of its net sales from the sale of Test Stations which typically range in price from $0.5 million to $1.5 million per unit and may be priced as high as $2.0 million or more for a single unit.

     A substantial amount of the Company's net sales are typically realized in the last few days of each quarter. During 1997 and 1998, the Company's quarterly net sales were negatively impacted by customer decisions to delay or cancel plans to place orders for the Company's Test Station products in the last few days of the quarter. The timing and sales price of a single order can have a significant impact on the Company's net sales and results of operations for a particular period. The Company's net sales and results of operations may be negatively impacted if an order is received too late in a given period to permit product shipment and the recognition of revenue during that period.

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

     The Company purchases some key components from sole or single source vendors, for which alternative sources are not readily available. A few of these suppliers are small independent companies and could expose the Company to increased risk of temporary shortages for certain key components. The Company's future operating results and financial condition are also subject to influences driven by rapid technological changes, a highly competitive industry, a lengthy sales cycle, and the cyclical nature of general economic conditions.

     During 1998, approximately 11% the Company's net sales were to customers in the Asia-Pacific region, compared to 23% for 1997. These sales were predominantly to Asian locations of U.S. based multinational companies, but also included sales to companies headquartered in Japan, Korea, Taiwan, and Singapore. The decline in sales to Asian customers from 1997 to 1998 reflects the impact of the current financial crisis in the Asia-Pacific region. There can be no assurance that the Asia-Pacific financial crisis will not have a further negative impact on the Company's net sales.

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

YEAR 2000

     The company has developed its Year 2000 Readiness Plan which includes steps to review, test and implement corrective measures for the Company's products and information systems. In addition, the Company has identified its most critical vendors and suppliers, and is collecting sufficient information from each of them to monitor their Year 2000 readiness.

     To-date, the Company has completed testing of it's currently offered products. Based on these tests, the Company believes them to be free of any problems associated with the Year 2000. The Company has tested selected earlier-version products for Year 2000 readiness, and believes them to be free of any problems associated with the Year 2000. The Company will continue to selectively perform Year 2000 readiness testing on specific customer configurations as requested during the next several quarters. Based upon testing to-date, the Company does not believe additional product testing will result in the discovery of any materially adverse Year 2000 readiness issues.

     The Company has completed review of its Year 2000 readiness with respect to its information systems. The review has not identified any significant information systems Year 2000 issues beyond those that will be corrected through implementation of previously planned systems upgrades. Vendors for the Company's information systems have represented those systems, with the planned upgrades, to be Year 2000 compliant. The Company plans to test those systems for Year 2000 Readiness as the upgrades are implemented and expects to complete such testing by June 30, 1999.

     The Company estimates the costs in 1998, including payments to third parties and estimates of internal costs, for developing and implementing its Year 2000 readiness plan were less than $200,000. The Company expects additional implementation costs in 1999 to be less than $300,000.

     The Company has not developed a most reasonably likely worst case scenario. However, it is developing contingency plans in the event mission-critical third-party vendors or other significant third parties fail to adequately address Year 2000 issues. Such plans principally involve identifying alternative vendors or, in the extreme, adding inventory safety stocks. There can be no assurance that any such plans will fully mitigate any such failures or problems. In addition, there are mission-critical third parties, such as utilities, transportation and telecommunication companies where alternative arrangements or sources are limited or unavailable.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company's principal sources of liquidity consisted of cash, cash equivalents and short-term investments of approximately $11.0 million, and funds available under an existing bank line of credit of $10.0 million. Since 1988, the Company has relied on cash generated from operations and cash raised through public stock offerings as its principal source of liquidity.

     OPERATING ACTIVITIES. The Company's net cash flows from operating activities includes cash received from customers, payments to suppliers, payments to employees and interest received and paid. During 1998, net cash used in operating activities amounted to $3.3 million. Net cash provided by operating activities amounted to $8.8 million and $5.7 million for 1997 and 1996, respectively.

     A significant decline in revenues during a year where the Company continued to invest heavily in both its research and development efforts and in its distribution capabilities led to a decline in cash flow from operations in 1998. Other factors negatively impacting cash flow from operating activities during 1998 were increases in trade receivables and inventories. The Company's trade receivables, inventories and accounts payable have fluctuated from period to period as a result of the timing of shipments, cash collections and inventory receipts near period end. The size and timing of a single customer shipment or collection can have a significant impact on trade receivables and inventories.

     Trade receivables increased from $10.6 million at December 31, 1997 to $14.0 million at December 31, 1998, reflecting the impact of extended payment terms taken by certain customers and distributors during 1998. The very sharp decline in industry capital spending is the primary cause of the extended payment terms. Inventories increased from $11.3 million at December 31, 1997 to $14.9 million at December 31, 1998. This increase was primarily due to additional parts inventories associated with the Company's new Vanguard and Orion products, last time purchases of key components being discontinued by vendors, and the impact of the uncertainty in forecasting of systems sales volume and mix during 1998.

     INVESTING ACTIVITIES. Capital equipment expenditures of $6.2 million, $4.1 million, and $3.3 million in 1998, 1997, and 1996, respectively, were primarily for computers, software, demo equipment and engineering equipment used in the Company's operations. The increase in capital spending during 1998 was largely driven by investments in production equipment and tooling necessary to begin shipments of the Company's Vanguard Test Stations late in 1998.

     Expenditures to increase the Company's service spare parts pool were $1.0 million, $1.5 million and $1.1 million for 1998, 1997 and 1996, respectively. The continuing investment in service spare parts reflects the stocking of parts for servicing the Company's new Test Station products as they are introduced.

     In addition, the Company capitalized certain expenses associated with software development costs of $2.4 million, $1.1 million and $715 for 1998, 1997 and 1996, respectively. The increase in 1998 reflects the investment in software technology associated with the Company's new Vanguard Test Stations and its Virtual Test software.

     FINANCING ACTIVITIES. In 1998 and 1996, net cash used in financing activities was $757 and $12, respectively. In 1997, net cash provided by financing activities was $14.2 million.

     In May 1998, the Company announced a plan to repurchase up to 500,000 shares of its currently outstanding common stock over 12 months in open market and negotiated transactions. This repurchase program authorizes the repurchase of shares in increments in accordance with SEC regulations and Board of Directors' guidance. As of December 31, 1998, this program had resulted in the repurchase of 150,500 shares at a total cost of $1.2 million.

This program may continue in future periods, subject to authorization by the Board of Directors.

     Cash used for payments of certain capital leases obtained by the Company for computers and equipment used in operations was $197, $251 and $300 for 1998, 1997 and 1996, respectively. The Company received $595, $1.0 million and $288, in 1998, 1997 and 1996, respectively, from the issuance of stock under employee stock option and stock purchase plans. Cash provided by financing activities during 1997 was attributable to proceeds of $13.4 million from the Company's secondary public offering of common stock.

     During 1997 and 1996, the Company realized reductions in current income tax liabilities of $2.7 million and $1.9 million, respectively, resulting from the benefit of tax deductions of employee gains upon exercise of Cadence stock options, and to a lesser extent from the exercise of the Company's employee stock options. During 1998, no such benefits were recorded as a result of the Company's pre-tax loss before deduction of such benefits. Had the Company generated sufficient pre-tax income during 1998, the tax benefits which would have been realized as a result of deduction of employee stock option gains would have amounted to approximately $1.5 million. For 1998, these deductions increased the Company's net operating loss carryforward for tax return purposes. If and when the Company generates sufficient pre-tax income in the future, the benefit of the carryforward deduction of these option exercises will reduce the amount of cash otherwise required for income tax payments.

     The compensation for tax purposes associated with stock option exercises and with disqualifying dispositions are typically not treated as expenses of the Company for financial reporting purposes, and the exercise of Cadence stock options does not increase the number of shares of Company common stock outstanding. The tax benefits available from the stock option deduction will decrease in the future as employee holdings of Cadence stock options decline due to option exercises and cancellations. The timing and magnitude of this decrease in tax benefits is uncertain as the number of employee stock options which are exercised, and the amount of gains realized upon exercise, will be determined by, among other factors, fluctuations in the market value of Cadence common stock.

     At the end of 1995, the Company secured a $10.0 million revolving line of credit with U.S. National Bank of Oregon, which is available for general corporate purposes as needed. Under the agreement, the Company can borrow, with interest at the bank's prime lending rate, or if lower, at certain margins above banker's acceptance or interbank offering rates. There have been no borrowings against the line of credit to date. The term of the current credit line agreement ends April 30, 1999. Management intends to renew the agreement at that time.

     The Company believes that existing funds, funds expected to be generated by operating activities, and the available line of credit, will satisfy the Company's anticipated working capital and other general corporate purposes through at least the next twelve months. The Company currently has no significant capital commitments other than commitments under facility operating leases and vendor contracts for development services, consulting services and parts. From time to time, the Company may consider the acquisition of complementary businesses, products or technologies. The Company presently has no significant understandings, commitments or agreements with respect to any such acquisitions. Any such transactions, if consummated, may require additional financing. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedule listed in Item 14(a)(1) and (2) are included in this Report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by Item 401 of Regulation S-K is included under the captions "Election of Directors" and "Management" in the Company's Proxy Statement dated April 2, 1999 and is incorporated herein by reference. The information required by Item 405 of Regulation S-K is included under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement dated April 2, 1999 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the caption "Executive Compensation" in the Company's Proxy Statement dated April 2, 1999 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption "Stock Owned by Management and Principal Shareholders" in the Company's Proxy Statement dated April 2, 1999 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption "Certain Transactions and Relationships" in the Company's Proxy Statement dated April 2, 1999 and is incorporated herein by reference.

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

      10.6.   Tax Sharing Agreement between Integrated Measurement Systems, Inc.
              and Cadence Design Systems, Inc. Incorporated by reference to
              Exhibit 10.9 of the Company's Registration Statement on Form S-1
              (Registration No. 33-92408)

      10.7. Line of Credit agreement with US Bank. Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      10.8.   Integrated Measurement Systems, Inc. 1995 Employee Stock Purchase
              Plan. Incorporated by reference to Exhibit 10.12 of the Company's
              Annual Report on Form 10-K for the year ended December 31, 1995.

      10.9.   Employment Agreement dated March 16, 1996 between Integrated
              Measurement Systems, Inc. and Keith L. Barnes. Incorporated by reference to Exhibit 10.a of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

      10.10.  Amended Stockholder Agreement between Integrated Measurement
              Systems, Inc. and Cadence Design Systems, Inc. Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1 (Registration No. 333-20495)

      10.11.  Amended Corporate Services Agreement between Integrated
              Measurement Systems, Inc. and Cadence Design Systems, Inc.
              Incorporated by reference to Exhibit 10.16 of the Company's
              Registration Statement on Form S-1 (Registration No. 333-20495)

      10.12.  Second Amendment to Joint Sales Agency Agreement between
              Integrated Measurement Systems, Inc. and Cadence Design Systems,
              Inc. Incorporated by reference to Exhibit 10.17 of the Company's
              Registration Statement on Form S-1 (Registration No. 333-20495)

      10.13.  Integrated Measurement Systems, Inc. Executive Deferred
              Compensation Plan. Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1996.

      10.14.  Lease Agreement, dated September 22, 1997, between Integrated
              Measurement Systems, Inc. and Spieker Partners, LP, a limited partnership. Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December
              31, 1997.

      10.15.  Rights Agreement, dated as of March 25, 1998, between Integrated
              Measurement Systems, Inc. and ChaseMellon Shareholder Services,
              L.L.C. including the Articles of Amendment creating the Series A
              Participating Preferred Stock of Integrated Measurement Systems,
              Inc., the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
              Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K filed March 26, 1998.

      10.16.  Amended and Restated Shareholder Agreement, dated as of March 25,
              1998, between Integrated Measurement Systems, Inc. and Cadence
              Design Systems, Inc. Incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-K filed March 26, 1998.

      16.1. Letter of Arthur Andersen LLP regarding change in accounting principles. Incorporated by reference to Exhibit 10.a of the Company's Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1996.

      21.     List of Subsidiaries of the Company*

      23.1.   Consent of Arthur Andersen LLP*

      27.1.   Financial Data Schedule*

----------------------
    * File Herewith

(b)   Reports on Form 8-K

      No report on Form 8-K was filed during the quarter ended
December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.

INTEGRATED MEASUREMENT SYSTEMS, INC.

By  /s/ FRED HALL
   -----------------------

   Fred Hall
   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 30th day of March, 1999.


         Signature                                     Title
         ---------                                     -----


/s/ KEITH L. BARNES               President, Chief Executive Officer, and Director
----------------------            (Principal Executive Officer)
Keith L. Barnes


/s/ FRED HALL                     Chief Financial Officer (Principal Financial
----------------------            and Accounting Officer)
Fred Hall


/s/ H. RAYMOND BINGHAM            Chairman of the Board
----------------------
H. Raymond Bingham


/s/ PAUL GARY                     Director
----------------------
Paul Gary


/s/ C. SCOTT GIBSON               Director
----------------------
C. Scott Gibson


/s/ JAMES E. SOLOMON              Director
----------------------
James E. Solomon


/s/ MILTON R. SMITH               Director
----------------------
Milton R. Smith

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF INTEGRATED MEASUREMENT SYSTEMS,
INC.:

      We have audited the accompanying consolidated balance sheets of Integrated Measurement Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Measurement Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP

Portland, Oregon
January 21, 1999


                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In thousands, except per share amounts)
                                                                                Year ended December 31,
                                                                   -----------------------------------------------
                                                                     1998                1997               1996
                                                                   --------            --------           --------
Sales:
    Systems ............................................           $ 22,318            $ 32,059           $ 37,494
    Software ...........................................              4,632               3,718              2,750
    Service ............................................              9,747              11,073             10,593
                                                                   --------            --------           --------
        Net sales ......................................             36,697              46,850             50,837

Cost of sales:
    Systems ............................................              9,993              12,241             13,920
    Software ...........................................                707                 211                283
    Service ............................................              4,132               3,702              3,935
                                                                   --------            --------           --------
        Total cost of sales ............................             14,832              16,154             18,138
                                                                   --------            --------           --------
        Gross margin ...................................             21,865              30,696             32,699

Operating expenses:
    Research, development and engineering ..............              6,763               7,385              7,796
    Selling, general and administrative ................             17,781              16,238             15,408
    Acquisition and restructuring ......................              1,908                --                 --
                                                                   --------            --------           --------
        Total operating expenses .......................             26,452              23,623             23,204
                                                                   --------            --------           --------
        Operating income (loss) ........................             (4,587)              7,073              9,495

Other income, net ......................................                760                 932                217
                                                                   --------            --------           --------
Income (loss) before income taxes ......................             (3,827)              8,005              9,712
Provision (benefit) for income taxes ...................               (496)              2,800              3,546
                                                                   --------            --------           --------
        Net income (loss) ..............................           $ (3,331)           $  5,205           $  6,166
                                                                   ========            ========           ========

Basic earnings (loss) per share ........................           $  (0.44)           $   0.70           $   0.92
                                                                   ========            ========           ========
Diluted earnings (loss) per share ......................           $  (0.44)           $   0.67           $   0.88
                                                                   ========            ========           ========

Weighted average number of common shares outstanding for
  basic earnings (loss) per share ......................              7,496               7,388              6,710
Incremental shares from assumed conversion of employee
  stock options ........................................               --                   360                293
                                                                   --------            --------           --------
Adjusted weighted average shares for diluted earnings
  (loss)per share ......................................              7,496               7,748              7,003
                                                                   --------            --------           --------
                                                                   --------            --------           --------



                       The accompanying notes are an integral part of these financial statements.

                                           CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

                                                                                              December 31,
                                                                                       -------------------------
                                                                                         1997              1997
                                                                                       -------           -------
ASSETS
Current assets:
    Cash and cash equivalents ..............................................           $ 3,379           $17,464
    Short-term investments .................................................             7,630             8,371
    Trade receivables, less allowance for doubtful accounts of
      $413 and $577 ........................................................            13,977            10,582
    Receivable from Cadence, net ...........................................                --               219
    Inventories ............................................................            14,943            11,311
    Income taxes receivable ................................................                --               336
    Deferred income taxes ..................................................             1,453             1,637
    Prepaid expenses and other current assets ..............................             2,381             2,428
                                                                                       -------           -------
        Total current assets ...............................................            43,763            52,348
Property, plant and equipment, net .........................................            11,063             7,418
Service spare parts, net ...................................................             3,692             3,395
Software development costs, net ............................................             3,457             1,763
Deferred income taxes ......................................................               219                --
Other assets, net ..........................................................             1,220               599
                                                                                       -------           -------
        Total assets .......................................................           $63,414           $65,523
                                                                                       =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable .......................................................           $ 1,828           $ 2,321
    Payable to Cadence, net ................................................               506                --
    Accrued compensation ...................................................             1,718             1,354
    Deferred revenue .......................................................             2,304             2,294
    Income taxes payable ...................................................               197                --
    Other current liabilities ..............................................             1,408               475
    Capital lease obligations - current ....................................               394               181
                                                                                       -------           -------
        Total current liabilities ..........................................             8,355             6,625
Deferred income taxes ......................................................                --               483
Capital lease obligations, net of current portion ..........................               363               152
Deferred compensation ......................................................             1,154               830

Commitments

Shareholders' equity:
    Preferred stock, $.01 par value, authorized 10,000,000 shares;
        none issued and outstanding ........................................                --                --
    Common stock, $.01 par value, authorized 15,000,000 shares;
        7,425,951 and 7,521,393 issued and outstanding .....................                74                75
    Additional paid-in capital .............................................            39,478            40,037
    Retained earnings ......................................................            13,990            17,321
                                                                                       -------           -------
        Total shareholders' equity .........................................            53,542            57,433
                                                                                       -------           -------
        Total liabilities and shareholders' equity .........................           $63,414           $65,523
                                                                                       =======           =======



                   The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                    Additional                          Total
                                                          Common Stock               Paid-in          Retained       Shareholders'
                                                    Shares           Amount          Capital          Earnings          Equity
                                                   --------         --------         -------          --------         --------
Balance, December 31, 1995 ................           6,700         $     67         $ 20,467         $  5,950         $ 26,484
    Stock issued under employee
      stock plans..........................              26             --                288             --                288
    Tax benefit from Cadence and IMS stock
      options .............................            --               --              1,921             --              1,921
    Net income ............................            --               --               --              6,166            6,166
                                                   --------         --------         --------         --------         --------
Balance, December 31, 1996 ................           6,726               67           22,676           12,116           34,859
    Contributed capital ...................            --               --                313             --                313
    Net proceeds from secondary public
      offering ............................             700                7           13,360             --             13,367
    Stock issued under employee stock
      plans................................              95                1            1,036             --              1,037
    Tax benefit from Cadence and IMS stock
      options .............................            --               --              2,652             --              2,652
    Net income ............................            --               --               --              5,205            5,205
                                                   --------         --------         --------         --------         --------
Balance, December 31, 1997 ................           7,521               75           40,037           17,321           57,433
    Repurchases of common stock............            (151)              (2)          (1,153)            --             (1,155)
    Stock issued under employee stock
      plans................................              56                1              594             --                595
    Net loss ..............................            --               --               --             (3,331)          (3,331)
                                                   --------         --------         --------         --------         --------
Balance, December 31, 1998 ................           7,426         $     74         $ 39,478         $ 13,990         $ 53,542
                                                   ========         ========         ========         ========         ========

   The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)

                                                                                              Year ended December 31,
                                                                                    --------------------------------------------
                                                                                      1998              1997              1996
                                                                                    ---------         --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ......................................................         $ (3,331)         $  5,205          $  6,166
   Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
        Acquired in-process research & development ........................              861              --                --
        Depreciation and amortization .....................................            4,247             4,001             3,492
        Contributed capital ...............................................             --                 313              --
        (Benefit) provision for deferred income taxes .....................             (518)              119              (144)
        Deferred compensation .............................................              324               372               270
   Net change in receivable from / payable to Cadence .....................              725             1,906            (1,031)
   (Increase) decrease in trade receivables ...............................           (3,395)              770            (3,235)
   Increase in inventories ................................................           (3,505)           (3,371)           (2,110)
   Increase (decrease) in prepaid expenses and other current assets .......               47              (851)             (653)
   Net change in income taxes payable or receivable .......................              533             1,337             2,900
   Increase (decrease) in accounts payable and accrued expenses............              679            (1,032)              908
   Increase (decrease) in deferred revenue ................................               10                67              (865)
                                                                                    --------          --------          --------
Net cash (used in) provided by operating activities .......................           (3,323)            8,836             5,698
                                                                                    --------          --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of PerformIC ...............................................           (1,194)             --                --
   Purchases of short-term investments ....................................           (5,840)          (11,392)             --
   Sale of short-term investments .........................................            6,581             3,021              --
   Purchases of equipment and software ....................................           (6,151)           (4,128)           (3,299)
   Purchases of service spare parts .......................................             (959)           (1,501)           (1,057)
   Software development costs .............................................           (2,442)           (1,070)             (715)
                                                                                    --------          --------          --------
        Net cash used in investing activities .............................          (10,005)          (15,070)           (5,071)
                                                                                    --------          --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under capital leases ................................             (197)             (251)             (300)
   Net proceeds from public stock offerings ...............................             --              13,367              --
   Repurchase of common stock .............................................           (1,155)             --                --
   Proceeds from employee stock plans .....................................              595             1,037               288
                                                                                    --------          --------          --------
        Net cash (used in) provided by financing activities ...............             (757)           14,153               (12)
                                                                                    --------          --------          --------
        Net (decrease) increase in cash and cash equivalents ..............          (14,085)            7,919               615
Cash and cash equivalents at beginning of year ............................           17,464             9,545             8,930
                                                                                    --------          --------          --------
Cash and cash equivalents at end of year ..................................         $  3,379          $ 17,464          $  9,545
                                                                                    ========          ========          ========

                                                                    Year ended December 31,
                                                           -----------------------------------------
                                                             1998            1997             1996
                                                           --------         -------          -------
Supplemental schedule of noncash financing activities:
    Purchases of assets through capital leases ........    $   621          $    59          $   607
    Tax benefit from Cadence and IMS stock options ....    $  --            $ 2,652          $ 1,921
    Acquisition of PerformIC ..........................    $   125          $  --            $  --

Other supplemental cash flow disclosures:
    Income taxes refunded (paid) ......................    $   512          $(1,307)         $  (629)
    Interest paid .....................................    $   (35)         $   (41)         $   (33)

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

       In July 1995, the Company successfully completed an initial public offering of common stock at a price of $11 per share. A total of 2,990,000 shares were sold, consisting of 375,000 shares issued by the Company and 2,615,000 shares sold by Cadence. The net proceeds to the Company from this offering, after deduction of directly related expenses, were $3.3 million, while net proceeds to Cadence amounted to approximately $26.6 million. In February 1997, the Company issued 700,000 additional shares of common stock, and Cadence sold 950,000 shares of the Company's common stock in a registered public stock offering. Net proceeds to the Company amounted to $13.4 million. At December 31, 1998, Cadence owned 37% of the outstanding common stock of the Company, with the remaining 63% publicly owned.

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

       The Company markets and supports its products worldwide through a network of direct sales force personnel, independent distributors and dedicated agents employed by Cadence in certain international locations.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION
       The consolidated financial statements include the financial statements of Integrated Measurement Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION
       Assets and liabilities of foreign subsidiaries, where the functional currency is the local currency, are translated using exchange rates in effect at the end of the period and revenues and costs are translated using average exchange rates for the period. Gains and losses on the translation into U.S. dollars of amounts denominated in foreign currencies are included in net income (loss) for those operations whose functional currency is the U.S. dollar. Gains and losses on translation into U.S. dollars of amounts denominated in foreign currencies for those operations where the functional currency is the local currency are not material, and are included in Additional Paid-in Capital in the accompanying consolidated financial statements.

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

RECLASSIFICATIONS
       Certain reclassifications have been made in the accompanying financial statements for 1997 and 1996 to conform with the 1998 presentation.

REVENUE RECOGNITION
      Revenue from systems sales and software licenses is generally recognized as the product ships and when no significant obligations remain. Contract service and support revenues billed in advance are recorded as deferred revenue and recognized ratably over the contractual period as the services and support are performed. Revenue from other services, such as consulting and training, is recognized as the related services are performed or when certain milestones are achieved.

CASH AND CASH EQUIVALENTS
      The Company classifies all highly liquid investments with a maturity of three months or less at purchase as cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments. The Company investments are placed with high credit-quality financial institutions and bear minimal credit risk.

INVESTMENTS
      The Company accounts for its investments in accordance with the Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Under the provisions of SFAS 115, the Company is required to classify and account for its security investments as trading securities, securities available for sale or securities held to maturity depending on the Company's intent to hold or trade the securities at the time of purchase. The Company's short-term investments are placed with high credit-quality financial institutions or in short-duration, high quality debt securities. The Company limits the amount of credit exposure in any one institution or type of investment instrument. As of December 31, 1998, the Company's short-term investments consisted of debt securities issued by the Federal government and agencies of the United States, and high-quality corporate and financial institution obligations. Debt securities available for sale are carried on the balance sheet at fair market value, with the change in unrealized gain or loss included in Shareholders' Equity. The unrealized gain on the Company's investments in debt securities at December 31, 1998 and 1997 was not material and therefore is combined with Additional Paid-in Capital in the accompanying Consolidated Balance Sheets and Statements of Shareholders' Equity.

INVENTORIES
      Inventories, consisting principally of computer hardware, electronic sub-assemblies and test equipment, are valued at the lower of cost (first-in, first-out) or market. Costs used for inventory valuation purposes include material, labor and manufacturing overhead.

      DECEMBER 31,                               1998         1997
                                              ---------     --------

      Raw materials.........................  $   9,775     $  5,780
      Work-in-progress......................      2,608        4,037
      Finished goods........................      2,560        1,494
                                              ---------     --------

      Total inventories.....................  $  14,943     $ 11,311
                                              =========     ========

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

     DECEMBER 31,                              1998             1997
                                             --------         --------
     Leasehold improvements................  $    324         $    285
     Computer equipment and software.......     6,521            5,307
     Manufacturing and test equipment......     5,081            4,293
     Demonstration equipment...............    10,661            6,615
     Office furniture and equipment........       840              822
                                             --------          -------
                                               23,427           17,322
     Less accumulated depreciation.........   (12,364)          (9,904)
                                             --------          -------
     Net property, plant and equipment.....  $ 11,063          $ 7,418
                                             ========          =======

SERVICE SPARE PARTS
      Service spare parts consist of electronic components used to service Test Stations for which the Company has entered into equipment maintenance agreements with customers. Subsequent to December 31, 1995, the Company reclassified its service spare parts from inventory to non-current assets to more accurately reflect the use of such parts in the Company's service business. These assets are not held for sale, diminish in value in a reasonably predictable manner, and therefore are subject to depreciation. Beginning January 1, 1996, depreciation of the Company's service spare parts is computed on a straight-line basis over the estimated useful lives of the assets, generally eight years, and charged to Cost of Service Sales. Prior to 1996, the Company charged normally recurring adjustments necessary to present inventory at its estimated net realizable value to Cost of Service Sales. In order to reflect this change, the Company recorded a charge to Cost of Service Sales of $327 during the first quarter of 1996, representing the cumulative difference in financial statement carrying value between the depreciated cost under the new accounting method at January 1, 1996 and the net inventory carrying value of the service spare parts assets at December 31, 1995. Cost and accumulated depreciation of service spare parts are as follows:

     DECEMBER 31,                             1998              1997
                                             -------          -------
     Service spare parts, at cost..........  $ 5,905          $ 5,233
     Less accumulated depreciation.........
                                              (2,213)          (1,838)
                                             -------          -------
     Net service spare parts...............  $ 3,692          $ 3,395
                                             =======          =======

RESEARCH, DEVELOPMENT AND ENGINEERING COSTS
      Research, development and engineering costs are expensed as incurred.

SOFTWARE DEVELOPMENT COSTS
      The Company capitalizes certain software development costs incurred once technological and economic feasibility of the product has been demonstrated. These capitalized costs are amortized over the estimated economic life of the related product, generally three years, computed principally on a straight-line basis. Amortization is included in Cost of Systems Sales in the accompanying Consolidated Statements of Operations. The Company capitalized software development costs amounting to $2,442, $1,070 and $715 in 1998, 1997 and 1996, respectively. Related amortization expense of $748, $753 and $842 was recorded in 1998, 1997 and 1996, respectively.

     DECEMBER 31,                              1998             1997
                                              -------          -------

     Software development costs............   $ 8,743          $ 6,301
     Less accumulated amortization.........    (5,286)          (4,538)
                                              -------          -------
     Net software development costs........   $ 3,457          $ 1,763
                                              =======          =======

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

EARNINGS PER SHARE
      The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic earnings (loss) per share are computed using the weighted average number of common shares actually outstanding during the period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS 128. The Company's common stock equivalents consist of dilutive shares issuable upon the exercise of outstanding common stock options. There are no differences in net income (loss) used for basic and diluted earnings (loss) per share. Following is a summary of common stock options outstanding but not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive.

     YEAR ENDED
     DECEMBER 31,                      1998              1997          1996
                                       ----              ----          ----
    Number of anti-
     dilutive options .........      1,706,617          32,500        25,921
    Weighted average
     exercise price ...........     $     7.35         $ 18.99       $ 19.18

COMPREHENSIVE INCOME
In July 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The statement is effective for the Company's fiscal year ending December 31, 1998. SFAS 130 sets standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The only non-owner changes in equity recorded by the Company have been unrealized holding gains/losses on short-term investment securities classified as available-for-sale under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and foreign currency translation adjustment resulting from translation of subsidiary financial statements into US dollars from the local currencies in which the subsidiary financial statements are maintained. These non-owner changes in equity were not material, and therefore are not reported separately in the accompanying consolidated financial statements.
The accumulated unrealized gains/losses on short-term investments and foreign currency translation adjustment are included in Additional Paid-in Capital in the accompanying Consolidated Balance Sheets.

3.    RECENT EVENTS:
      On September 3, 1998, the Company acquired all of the assets of PerformIC for a cash price of $1,319 of which $1,194 has been paid. The remaining $125 will be paid in accordance with the terms of the acquisition agreement between now and September 3, 1999. PerformIC, located in Dresden, Germany, is a developer of technologies aimed at addressing the engineering test needs of memory manufacturers. The transaction was accounted for as a purchase. In connection with the purchase price allocation, the Company allocated a portion of the purchase price to acquired in-process research and development. At that time, the development of these products had not reached technological feasibility and the technology was believed to have no alternative future use. In accordance with generally accepted accounting principals, a charge for in-process research and development of $861 has been reflected in the accompanying Consolidated Statements of Operations as part of acquisition and restructuring costs. In addition, royalties will be payable on future revenues derived from the acquired technology for up to five years from the date of acquisition.

      The nature of efforts required to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet its design specifications, including functions, features and technical performance requirements. The Company currently believes that the research and development efforts will result in commercially feasible products in the next 12 months at an estimated cost of approximately $2.5 million.

       Pro forma combined statement of operations data for the years ended December 31, 1998, 1997 and 1996 was not materially different from results presented in the accompanying Consolidated Statements of Operations.

      During the second half of 1998, the Company implemented a restructuring plan, including a reduction in the Company's worldwide employee headcount by approximately 14%, the termination of certain international distributor agreements, and the establishment of direct sales operations in Europe and Asia. The restructuring charge of $3,088 consisted of payments in connection with the termination of distributors, costs to set up direct international operations as a result of the pending expiration of a support agreement with Cadence, employee severance, writedowns of inventory made obsolete by the acquisition of PerformIC, and associated legal and consulting costs. Charges affecting inventories of $2,041 have been classified in Systems Cost of Sales in the accompanying Consolidated Statements of Operations. The remainder of the restructuring expenses were recorded as acquisition and restructuring expense in operating expenses.

      The following is an analysis of the restructuring charge and reserves at December 31, 1998:

      Inventory write-downs.................................  $2,041
      Employee severance....................................     424
      Distributor termination costs & other.................     623
                                                              ------
      Total.................................................  $3,088
                                                              ======

      Approximately $539 of the restructuring costs have not been paid and are included in other current liabilities in the accompanying Consolidated Balance Sheets as of December 31, 1998.

4.    CAPITAL LEASE OBLIGATIONS:

      The Company leases certain equipment under capital lease agreements, which are secured by the related assets. A schedule of future minimum lease payments under capital lease agreements as of December 31, 1998 is as follows:

      1999..................................................  $  439
      2000..................................................     173
      2001..................................................     222
                                                              ------
      Total minimum payments................................     834
      Amount representing interest..........................     (77)
                                                              ------
      Present value of future minimum lease payments........     757
          Less current portion..............................    (394)
                                                              ------

      Long-term capital lease obligation....................  $  363
                                                              ======

5.    COMMITMENTS:

      The Company leases its facilities and certain equipment under operating leases that expire from 1999 to 2006. The approximate future minimum lease payments under these operating leases at December 31, 1998 are as follows:

      1999..................................................  $1,317
      2000..................................................   1,289
      2001..................................................   1,220
      2002..................................................   1,244
      2003..................................................   1,244
      Thereafter............................................     228


      Rent expense was approximately $1,385, $1,164 and $1,189 for the years ended December 31, 1998, 1997 and 1996, respectively.

6.    LINE OF CREDIT:

      In December 1995, the Company secured a revolving line of credit with a bank allowing maximum borrowings of $10,000. The Company can borrow, with interest at the bank's prime lending rate, or if lower, at certain margins above bankers' acceptance on inter-bank offering rates. There have been no borrowings against the line of credit to date. Certain financial covenants are included in this agreement, which the Company was in compliance with at December 31, 1998. The line of credit is renewable April 30, 1999.

7.    EMPLOYEE SAVINGS PLANS:

The Company has a profit sharing plan and trust that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the terms of the plan, the employees of the Company may make voluntary contributions to the plan as a percentage of compensation, but not in excess of the maximum allowed under the Code. Employees become eligible to participate in the plan on the first day of the calendar quarter following date of hire. The Company currently does not match employee contributions.

On July 1, 1996, the Company implemented an Executive Deferred Compensation Plan (the "Plan") for the purpose of providing eligible employees with a program for deferring compensation earned during employment. The Plan is intended to constitute an unfunded deferred compensation arrangement for the benefit of certain highly compensated employees of the Company. Under the terms of the Plan, eligible employees of the Company may make voluntary contributions to the Plan as a percentage of compensation, but not in excess of limitations stated in the Plan. The Company has invested these voluntary contributions in a variety of investment funds for the intended use of paying plan benefits when participating employees become eligible to receive such benefits under the terms of the Plan. These investments have been included in Prepaid expenses and other current assets in the accompanying Balance Sheets. The Company currently does not match employee contributions and does not intend to do so in the near future.

8.    EMPLOYEE AND DIRECTOR STOCK PLANS:

      In May, 1995, the Company adopted the 1995 Stock Incentive Plan (the 1995
Plan) pursuant to which 1,995,000 shares of the Company's common stock have been reserved for issuance. Options under the 1995 Plan generally vest ratably over a four-year period from the date of grant, expire ten years from the date of grant, and are exercisable at prices generally not less than the fair market value at the grant date. During 1998 and 1997, the Company cancelled and reissued, with modified vesting provisions, certain incentive stock options granted to employees. The reissued options were granted at fair market value on the date of reissuance and have been reflected in the table below as cancellations and new grants. These options generally vest ratably over four years from the date of the reissuance.

      On May 10, 1995, the Board of Directors approved the adoption of the 1995 Stock Option Plan for Nonemployee Directors (the "Nonemployee Director Plan") pursuant to which 250,000 shares of the Company's common stock have been reserved for issuance. The Nonemployee Director Plan covers directors who are not employees of the Company. The Nonemployee Director Plan allows for the automatic grant of 10,000 options upon becoming a director and 3,000 options annually thereafter. To-date, grants have been made at fair market value on the date of grant. These options vest ratably over three years from the date of grant. Since consummation of the Company's initial public offering, 75,000 stock options were awarded under the Nonemployee Director Plan. No stock options were awarded under the Nonemployee Director Plan during 1998.

      On May 6, 1996, the shareholders approved the adoption of the 1995 Employee Stock Purchase Plan (the "ESPP") pursuant to which 250,000 shares of the Company's common stock have been reserved for issuance to participating employees, of which 111,199 shares have been issued as of December 31, 1998. Eligible employees may elect to contribute up to 10 percent of their cash compensation during each pay period. The ESPP provides for two semiannual offering periods, beginning February 1 and August 1 of each year. During the offering periods, participants accumulate funds in an account via payroll deduction. At the end of each six-month offering period, the purchase price is determined and the accumulated funds are used to automatically purchase shares of the Company's common stock. The purchase price per share is equal to 85 percent of the lower of the fair market value of the common stock (a) on the Enrollment Date of the offering period or (b) on the date of the purchase.

      During 1995, the Financial Accounting Standards Board issued SFAS 123 which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed in APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

      The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted and shares issued pursuant to the ESPP during 1998, 1997 and 1996 using the Black-Scholes option-pricing model as prescribed by SFAS 123, using the following weighted average assumptions:

      YEAR ENDED DECEMBER 31,          1998        1997        1996
                                      -------     -------     -------
      Risk-free interest .........         5%          6%          6%
      Expected dividend yield ....         0%          0%          0%
      Expected life ..............    4 years     4 years     4 years
      Expected volatility ........        77%         56%         61%

      The total value of options granted during 1998, 1997 and 1996 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over four years. If the Company had accounted for these plans in accordance with SFAS 123, the Company's net income (loss) and net income (loss) per share would have changed as reflected in the following pro forma amounts:

      YEAR ENDED DECEMBER 31,                      1998            1997       1996
                                                  -------         ------     ------
      Net income (loss):
          As reported..........................   $(3,331)        $5,205     $6,166
          Pro forma............................   $(5,588)        $3,463     $5,092
      Basic earnings (loss) per share:
          As reported..........................   $ (0.44)        $ 0.70     $ 0.92
          Pro forma............................   $ (0.75)        $ 0.47     $ 0.76
      Diluted earnings (loss) per share:
          As reported..........................   $ (0.44)        $ 0.67     $ 0.88
          Pro forma............................   $ (0.75)        $ 0.46     $ 0.74

      The Company has not and does not currently contemplate any plans to issue equity instruments other than options to purchase common stock of the Company. Options are generally issued with an exercise price equal to the price of the closing trade on the Nasdaq National Market on the date of issuance.

      A summary of the status of the Company's stock option plans and changes are presented in the following table:

YEAR ENDED DECEMBER 31,                         1998                              1997                              1996
                                      ---------------------------      ---------------------------       ------------------------
                                                        WTD. AVG.                        WTD. AVG.                      WTD. AVG.
                                      SHARES            EX. PRICE      SHARES            EX. PRICE       SHARES         EX. PRICE
                                      ------            ---------      ------            ---------       ------         ---------
Options outstanding at beginning
 of year .........................   1,308,118            $11.43        861,608            $10.97        534,264         $ 9.36
Granted ..........................   2,655,742              8.01        682,823             13.37        442,200          14.57
Exercised ........................      (3,293)             9.40        (54,343)             9.64         (7,813)          9.38
Cancelled ........................  (2,253,950)            10.54       (181,970)            16.87       (107,043)         17.91
                                    ----------            ------      ---------            ------       --------         ------
Options outstanding at end of
 year.............................   1,706,617            $ 7.35      1,308,118            $11.43        861,608         $10.97
                                    ==========            ======      =========            ======       ========         ======
Exercisable at end of year .......     209,284            $ 9.55        430,107            $10.47        241,698         $ 9.81
                                    ==========            ======      =========            ======       ========         ======
Shares issued under the ESPP .....      51,765            $ 8.49         40,793            $11.86         18,641         $11.26
                                    ==========            ======      =========            ======       ========         ======
Weighted average fair value of
 options granted..................                        $ 4.81             --            $ 6.42             --         $ 6.85
Weighted average fair value of
 shares issued under the ESPP.....                        $ 3.40             --            $ 5.37             --         $ 3.87

      The following table sets forth the exercise price range, number of shares outstanding at December 31, 1998, weighted average remaining contractual life, weighted average exercise price, number of exercisable shares and weighted average exercise price of exercisable options by groups of similar price and grant date:

                                           OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                      -----------------------------------------------------------   ------------------------------------
                                               WEIGHTED
                                                AVERAGE                 WEIGHTED                              WEIGHTED
       EXERCISE          OUTSTANDING           REMAINING                AVERAGE                               AVERAGE
         PRICE              SHARES            CONTRACTUAL               EXERCISE        EXERCISABLE           EXERCISE
         RANGE           AT 12/31/98          LIFE (YEARS)               PRICE            OPTIONS               PRICE
 ------------------   ----------------    --------------------    ---------------   ------------------  ----------------
     $ 5.75-$ 6.25            341,250               9.69              $     6.21               25,718      $      6.25
     $ 7.00-$ 7.00          1,072,981               9.52              $     7.00                2,500      $      7.00
     $ 7.25-$ 9.00            186,875               7.81              $     8.71              105,310      $      8.58
     $10.00-$24.00            105,511               7.59              $    12.14               75,756      $     12.09

      As of December 31, 1998, employees of the Company also held approximately 119,049 Cadence stock options, under the original terms of their issuance. These options were granted to IMS employees by Cadence prior to 1995 (see Note 1). Upon exercise of Cadence options, proceeds equal to the option exercise price pass to Cadence, and there is no impact on the number of shares of Company stock outstanding.

9.    SHAREHOLDER RIGHTS PLAN:

      In March 1998, the Company adopted a Shareholder Rights Plan (the "Rights Plan"). Under the Rights Plan, a dividend of one Share Purchase Right (a "Right") was declared for each share of Company Common Stock outstanding at the close of business on April 17, 1998. In the event that a person or group acquires 20% or more of the Company's Common Stock (other than stockholders currently owning 20% or more of Company Common Stock) without advance approval by the Board of Directors, each Right will entitle the holder, other than the acquirer, to buy Common Stock with a market value of twice the Right's then current exercise price (initially $70.00, subject to adjustment). In addition, if the new Rights are triggered by such a non-approved acquisition and the Company is thereafter acquired in a merger or other transaction in which the shareholders of the Company are not treated equally, shareholders with unexercised Rights will be entitled to purchase common stock of the acquirer with a value of twice the exercise price of the Rights.

10.   INCOME TAXES:

The provision (benefit) for income taxes consisted of the following components:

YEAR ENDED                     1998            1997             1996
DECEMBER 31,               -------------   --------------   --------------
 Current:
     Federal.............  $       --      $     2,052      $     3,098
     State...............           10             629              592
     Foreign.............           12             --               --
                           -------------   --------------   --------------
                                    22           2,681            3,690

 Deferred................         (518)            119             (144)
                           -------------   --------------   --------------

     Total...............  $      (496)    $     2,800      $     3,546
                           =============   ==============   ==============

      The effective tax rate differs from the Federal Statutory Tax Rate as follows:

YEAR ENDED                     1998            1997             1996
DECEMBER 31,               -------------   --------------   --------------
 Federal statutory tax
   rate..................       34.0%           34.0%           34.0%
 State taxes, net
  of Federal tax effect..       (1.7)            4.4             4.1
 Foreign tax rates.......       (2.2)            --               --
 Research and development
   tax credits...........        7.8            (3.1)           (1.9)
 Valuation allowance for
   deferred tax assets...      (24.1)            --               --
 Other, net..............       (0.8)           (0.3)            0.3
                           -------------   --------------   --------------
     Total...............       13.0%           35.0%           36.5%
                           =============   ==============   ==============

      Net deferred tax assets consist of the following tax effects relating to temporary differences:

DECEMBER 31,                                    1998             1997
                                           --------------   --------------
 Deferred tax assets:

     Inventory valuation.................  $        844     $        966
     Accrued vacation and other
         compensation....................           654              590
     Book in excess of tax depreciation..           130              110
     Allowance for doubtful accounts.....           150              202
     Deferred revenue....................           110              155
     Research and development credit
         carryforward....................           298              --
     Net operating loss carryforwards....         3,538              --
     Other...............................            31              --
                                           --------------   --------------
     Gross deferred tax assets...........         5,755            2,023
     Less valuation allowance............        (2,388)             --
                                           --------------   --------------
                                                  3,367            2,023
                                           --------------   --------------
 Deferred tax liabilities:
     Service spare parts valuation.......          (440)            (238)
     Software development costs..........        (1,255)            (617)
     Other...............................            --              (14)
                                           --------------   --------------
                                                 (1,695)            (869)
                                           --------------   --------------
     Net deferred tax assets.............  $      1,672     $      1,154
                                           ==============   ==============

      As of December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $10,059. Such carryforwards will expire from 2003 to 2018 if not used by the Company to reduce income taxes payable in future periods.

      For the years ended December 31, 1997 and 1996, income taxes payable have been reduced by $2,652 and $1,921, respectively, for the tax benefit from tax deduction of employee gains upon exercise of Cadence and IMS stock options. The tax benefit of the stock option deduction for 1996 and 1997 is reflected as an increase in Additional Paid-in Capital in the accompanying Consolidated Statements of Shareholders' Equity. At such time that the Company is able to realize the benefits of its net operating loss carryforward, tax benefits from the stock option deduction for the year ended December 31, 1998, amounting to approximately $1,464 will be recorded as an increase in Additional Paid-in Capital. The employee gains are generally not expenses of the Company for financial reporting purposes, and the exercise of Cadence stock options does not increase the number of shares of Company common stock outstanding.

11.   TRANSACTIONS WITH CADENCE:

      In certain foreign markets, Cadence employees act as sales agents for the Company. The Company reimburses Cadence for related costs incurred on the Company's behalf, plus an administrative fee. Cadence provides selling, service and production support related to the Company's Virtual Test Software. The Company has paid Cadence based upon estimated costs to provide this support, and related expenses have been reflected in the accompanying Consolidated Statements of Operations. Cadence provides facilities for certain domestic Company sales personnel. Charges for utilization of these facilities have been reflected in the accompanying Consolidated Statements of Operations as Selling, General and Administrative expense. For the years 1998, 1997 and 1996, the costs of the above services provided by Cadence totaled $1,746, $2,648 and $2,608, respectively. In 1997 and 1996, the Company sold a mixed-signal Test Station and related upgrades and peripherals to Cadence, to be used by Cadence's design services group providing engineering test services to their customers, for $1,329 and $1,260, respectively. In 1998, the Company sold Virtual Test Software to Cadence for resale to Cadence customers in the amount of $1,176.

12.      SEGMENT DISCLOSURES:

      The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1997. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the Executive Committee, which is comprised of the Chief Executive Officer, Chief Financial Officer and the lead executives of each of the Company's operating segments. The reported operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different markets. Certain internal operating groups have been aggregated in the Test Systems segment below, due to significant similarities in their products & services, production processes, markets & customers, and common distribution channels.

      The Company's reportable operating segments include Test Systems and Virtual Test. Test Systems designs, develops, manufactures, markets and services high-performance engineering Test Stations and software to test and measure the performance of complex electronic devices. Virtual Test designs, develops, manufactures and markets software tools to help test engineers to accelerate the generation of test programs, simulate the test environment, develop the test fixture and document the entire test process for complex electronic devices.

      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the separate financial results for the Company's operating segments have been prepared using a management approach, which is consistent with the basis and manner in which Company management internally reports financial information for the purposes of assisting in making internal operating decisions. The Company evaluates performance based on standalone operating income for each operating segment.

Revenues are attributed to geographic areas based on the location of the customer taking delivery of the related products or services.

OPERATING SEGMENTS

                                                    TEST SYSTEMS         VIRTUAL TEST           OTHER            CONSOLIDATED
                                                ------------------   ------------------  -----------------   ------------------
1996
Segment net sales                                     $ 46,458            $  4,379                --             $ 50,837
Segment operating income                              $  9,010            $    485                --             $  9,495
Identifiable segment assets                           $ 30,846            $    895            $ 12,573           $ 44,314
Segment depreciation & amortization expense           $  3,359            $    133                --             $  3,492
Expenditure to acquire long-lived property            $  4,596            $    475                --             $  5,071

1997
Segment net sales                                     $ 40,960            $  5,890                --             $ 46,850
Segment operating income                              $  6,533            $    540                --             $  7,073
Identifiable segment assets                           $ 33,283            $  1,897            $ 30,343           $ 65,523
Segment depreciation & amortization expense           $  3,831            $    170                --             $  4,001
Expenditure to acquire long-lived property            $  6,135            $    564                --             $  6,699

1998
Segment net sales                                     $ 32,788            $  3,909                --             $ 36,697
Segment operating (loss) (a)(b)                       $ (2,573)           $   (967)           $ (1,047)          $ (4,587)
Identifiable segment assets                           $ 45,404            $  3,225            $ 14,785           $ 63,414
Segment depreciation & amortization expense           $  3,919            $    328                --             $  4,247
Expenditure to acquire long-lived property            $  8,036            $  1,516                --             $  9,552

(a) Test Systems operating loss includes effect of the adjustment t write-off certain inventories made obsolete as a result of the acquisition of PerformIC.

(b)   Other consists of acquisition and restructuring expenses.

       Exports sales are made to the Company's customers throughout Asia-Pacific and Europe. Sales by customer geographic region, generally denominated in U.S. dollars, were:

YEAR ENDED                     1998            1997             1996
DECEMBER 31,               -------------   --------------   --------------
 United States...........  $     27,051    $     30,772     $     37,591
 Asia-Pacific............         3,899          10,990            8,999
 Europe..................         5,582           4,842            3,790
 Other...................           165             246              457
                           -------------   --------------   --------------
     Total...............  $     36,697    $     46,850     $     50,837
                           =============   ==============   ==============

Long-lived assets by geographic region were:

AT DECEMBER 31,                1998            1997
                           -------------   --------------
 United States...........  $     18,251    $     13,175
 Asia-Pacific............           839              --
 Europe..................           342              --
                           -------------   --------------
     Total...............  $     19,432    $     13,175
                           =============   ==============

13.      CONCENTRATIONS OF CREDIT RISK AND GEOGRAPHIC INFORMATION:

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

      In 1998, 1997, and 1996, one customer accounted for 25 percent, 27 percent and 36 percent of net sales, respectively. The Company is subject to credit risk through trade receivables, which is minimized due to the size and financial stability of the Company's customers. At December 31, 1998 trade receivables by geographic region were:

 United States.........................................  $     9,988
 Asia-Pacific..........................................        2,432
 Europe................................................        1,970
                                                         -------------
                                                              14,390

 Less allowance for doubtful accounts..................         (413)
                                                         -------------

 Trade receivables, net................................  $    13,977
                                                         =============

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                     (In thousands, except per share data)

QUARTER ENDED                                   MARCH 31             JUNE 30            SEPTEMBER 30         DECEMBER 31
                                               ---------------------------------------------------------------------------------
1998
Net sales                                      $  8,492             $  8,407             $  9,473             $ 10,325
Gross margin                                   $  5,647             $  5,589             $  3,926             $  6,703
Operating loss *                               $   (146)            $   (320)            $ (3,704)            $   (417)
Net income (loss) *                            $     48             $    (88)            $ (3,350)            $     59
Basic earnings (loss) per share *              $   0.01             $  (0.01)            $  (0.45)            $   0.01
Diluted earnings (loss) per share *            $   0.01             $  (0.01)            $  (0.45)            $   0.01
--------------------------------------------------------------------------------------------------------------------------------

1997
Net sales                                      $ 13,280             $ 11,026             $ 12,067             $ 10,477
Gross margin                                   $  8,602             $  7,274             $  8,040             $  6,780
Operating income                               $  2,683             $  1,473             $  2,071             $    846
Net income                                     $  1,825             $  1,174             $  1,518             $    688
Basic earnings per share                       $   0.26             $   0.16             $   0.20             $   0.09
Diluted earnings per share                     $   0.25             $   0.15             $   0.20             $   0.09
--------------------------------------------------------------------------------------------------------------------------------

* Operating loss, net income (loss), basic earnings (loss) per share, and diluted earnings (loss) per share, before nonrecurring acquisition and restructuring charges for the quarter ended September 30, 1998, were $(155), $39, $0.01 per share, and $0.01 per share, respectively.

      Operating loss, net income (loss), basic earnings (loss) per share, and diluted earnings (loss) per share, before nonrecurring acquisition and restructuring charges for the quarter ended December 31, 1998, were $(17), $130, $0.02 per share, and $0.02 per share, respectively.

                      INTEGRATED MEASUREMENT SYSTEMS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)

                                                         Additions
                                                         Charged to
                                       Beginning           Cost &                           Ending
       Description                      Balance           Expenses        Deductions        Balance
       -----------                      -------           --------        ----------        -------
Year ended December 31, 1996
     Allowance for doubtful accounts      $338              $  151          $  --             $489

Year ended December 31, 1997
     Allowance for doubtful accounts      $489              $  150          $   (62)          $577

Year ended December 31, 1998
     Allowance for doubtful accounts      $577              $  --           $  (164)          $413
     Accrued restructuring expense        $ --              $3,088          $(2,549)          $539

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Integrated Measurement Systems, Inc.:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Integrated Measurement Systems, Inc. included in the 1998 Form 10-K annual report and have issued our report thereon dated January 21, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Valuation and Qualifying accounts schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       ARTHUR ANDERSEN LLP


Portland, Oregon
January 21, 1999