Form 10-Q
period 1999-03-31
INTEGRATED MEASUREMENT SYSTEMS INC /OR/
filed 1999-05-17
CIK 945441

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1999

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

At April 27, 1999, there were 7,460,241 shares of Integrated Measurement Systems, Inc. common stock, $0.01 par value, outstanding.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

                      INTEGRATED MEASUREMENT SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                                                                                      PAGE NUMBER
                                                                                      -----------
PART 1        FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Statements of Income for the three months
               ended March 31, 1999 and 1998                                                3

              Balance Sheets as of March 31, 1999 and December 31, 1998                     4

              Statements of Cash Flows for the three months
               ended March 31, 1999 and 1998                                                5

              Notes to the Financial Statements                                           6-7

     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition                            8-11


PART II       OTHER INFORMATION

     Item 2.  Changes in Securities.                                                       12

     Item 6.  Exhibits and Reports on Form 8-K.                                            12


SIGNATURES                                                                                 13


                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             INTEGRATED MEASUREMENTS SYSTEMS, INC. AND SUBSIDIARIES
                              STATEMENTS OF INCOME
                   (In thousands, except net income per share)
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              1999             1998
                                                                              ----             ----
SALES:
  Systems                                                                  $   7,548         $  4,958
  Software                                                                     1,363            1,295
  Service                                                                      2,311            2,239
                                                                           ---------         --------
    NET SALES                                                                 11,222            8,492
                                                                           ---------         --------
COST OF SALES:
  Systems                                                                      3,274            1,729
  Software                                                                       152              145
  Service                                                                      1,005              971
                                                                           ---------         --------
    Total cost of sales                                                        4,431            2,845
                                                                           ---------         --------
    GROSS MARGIN                                                               6,791            5,647

OPERATING EXPENSES:
  Research, development and engineering                                        1,928            1,744
  Selling, general and administrative                                          4,333            4,049
                                                                           ---------         --------
    Total operating expenses                                                   6,261            5,793
                                                                           ---------         --------
    OPERATING INCOME (LOSS)                                                      530             (146)

Other income, net                                                                128              218
                                                                           ---------         --------
Income before income taxes                                                       658               72
Provision for income taxes                                                       224               24
                                                                           ---------         --------
    NET INCOME                                                             $     434         $     48
                                                                           ---------         --------
                                                                           ---------         --------
BASIC EARNINGS PER SHARE                                                   $    0.06         $   0.01
                                                                           ---------         --------
                                                                           ---------         --------
DILUTED EARNINGS PER SHARE                                                 $    0.06         $   0.01
                                                                           ---------         --------
                                                                           ---------         --------
Weighted average number of common shares outstanding for
 basic earnings per share                                                      7,448            7,535

Incremental shares from assumed conversion of employee stock options             290              187
                                                                           ---------         --------
Adjusted weighted average shares for diluted earnings per share                7,738            7,722
                                                                           ---------         --------
                                                                           ---------         --------


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

              INTEGRATED MEASUREMENT SYSTEMS, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                      (In thousands, except per share data)

                                                                              As of            As of
                                                                            March 31,       December 31,
                                                                              1999             1998
                                                                              ----             ----
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $   6,596         $  3,379
  Short-term investments                                                       5,508            7,630
  Trade receivables, less allowance for doubtful accounts
    of  $413 and $413                                                         13,159           13,977
  Inventories, net                                                            15,414           14,943
  Deferred income taxes                                                        1,453            1,453
  Prepaid expenses and other current assets                                    2,678            2,381
                                                                           ---------         --------
     Total current assets                                                     44,808           43,763

PROPERTY, PLANT AND EQUIPMENT, NET                                            11,006           11,063
SERVICE SPARE PARTS, NET                                                       3,478            3,692
SOFTWARE DEVELOPMENT COSTS, NET                                                3,545            3,457
DEFERRED INCOME TAXES                                                            219              219
OTHER ASSETS, NET                                                              1,123            1,220
                                                                           ---------         --------
     Total assets                                                          $  64,179         $ 63,414
                                                                           ---------         --------
                                                                           ---------         --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $   1,466         $  1,828
  Payable to Cadence, net                                                        415              506
  Accrued compensation                                                         1,549            1,718
  Accrued warranty                                                               450              296
  Deferred revenue                                                             2,924            2,008
  Other current liabilities                                                      818            1,408
  Income taxes payable                                                           531              197
  Capital lease obligations - current                                            336              394
                                                                           ---------         --------
     Total current liabilities                                                 8,489            8,355

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                325              363
DEFERRED COMPENSATION                                                          1,161            1,154
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, authorized 10,000,000 shares;
    none issued and outstanding                                                    -                -
  Common stock, $.01 par value, authorized 15,000,000 shares;
    issued and outstanding 7,460,116 and 7,425,951                                75               74
  Additional paid-in capital                                                  39,705           39,478
  Retained earnings                                                           14,424           13,990
                                                                           ---------         --------
     Total shareholders' equity                                               54,204           53,542
                                                                           ---------         --------
     Total liabilities and shareholders' equity                            $  64,179         $ 63,414
                                                                           ---------         --------
                                                                           ---------         --------


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

              INTEGRATED MEASUREMENT SYSTEMS, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              1999             1998
                                                                              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $     434         $     48
   Adjustments to reconcile net income to
     cash provided by (used in) operating activities:
     Depreciation and amortization                                             1,410              961
     Provision for deferred income taxes                                          --               82
     Deferred compensation                                                         7              102
   Decrease (increase) in trade receivables                                      818           (1,446)
   Increase in inventories                                                      (471)          (1,713)
   (Increase) decrease in other current assets                                  (274)             186
   Increase in deferred revenue                                                  916              817
   Decrease in accounts payable and accrued liabilities                         (724)             (13)
                                                                           ----------        ---------
     Net cash provided by (used in) operating activities                       2,116             (976)
                                                                           ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of short-term investments                                              2,122               --
   Purchases of short-term investments                                            --           (5,729)
   Purchases of equipment & service spare parts                                 (699)          (1,245)
   Software development costs                                                   (454)            (527)
                                                                           ----------        ---------
     Net cash provided by (used in) investing activities                         969           (7,501)
                                                                           ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under capital leases                                       (96)             (33)
   Proceeds from employee stock plans                                            228              236
                                                                           ----------        ---------
     Net cash provided by financing activities                                   132              203
                                                                           ----------        ---------

Net increase (decrease) in cash and cash equivalents                           3,217           (8,274)
Beginning cash and cash equivalents balance                                    3,379           17,464
                                                                           ----------        ---------
Ending cash and cash equivalents balance                                   $   6,596         $  9,190
                                                                           ----------        ---------
                                                                           ----------        ---------
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Tax benefit from Cadence and IMS stock options                          $    --           $    510
                                                                           ----------        ---------
                                                                           ----------        ---------
OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Income taxes refunded (paid)                                            $     103         $    (56)
                                                                           ----------        ---------
                                                                           ----------        ---------
   Interest paid                                                           $     (14)        $     (6)
                                                                           ----------        ---------
                                                                           ----------        ---------


             SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                      INTEGRATED MEASUREMENT SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

         The interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the management of the Company believes that the disclosures are adequate to make the information presented not misleading. Interim financial statements are by necessity somewhat tentative; judgments are used to estimate interim amounts for items that are normally determinable only on an annual basis. The financial information as of December 31, 1998 is derived from the Company's audited financial statements.

         The interim period information presented herein includes normally recurring adjustments, which are, in the opinion of the management of the Company, only necessary for a fair statement of the results of the respective interim periods. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

(2)      INVENTORIES

         Inventories, consisting principally of computer hardware, electronic sub-assemblies and test equipment, are valued at the lower of cost (first-in, first-out) or market. Costs used for inventory valuation purposes include material, labor and manufacturing overhead.

                                                      March 31,     December 31,
                                                        1999            1998
                                                      ---------     ------------
              Raw materials. . . . . . . . . . . . .  $   9,562      $   9,265
              Work-in-progress . . . . . . . . . . .      2,143          2,608
              Finished goods . . . . . . . . . . . .      3,709           3070
                                                      ---------      ---------
                                                      $  15,414      $  14,943
                                                      ---------      ---------
                                                      ---------      ---------

(3 )     EARNINGS PER SHARE

         Earnings per share amounts presented in the accompanying Statements of Income have been calculated in accordance with Statement of Accounting Standards No. 128, "Earnings per Share." For the three month periods ended March 31, 1999 and 1998, 278,125 and 94,750 outstanding common stock options, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock.

(4)      SEGMENT DISCLOSURES

         Disclosures about the Company's business segments, as required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," are as follows:

         FOR THE THREE MONTHS ENDED MARCH 31, 1999
         -----------------------------------------
                                             TEST SYSTEMS    VIRTUAL TEST    CONSOLIDATED
                                             ------------    ------------    ------------
         Segment net sales                     $   10,259      $     963       $   11,222
         Segment operating income (loss)       $      644      $    (114)      $      530
         FOR THE THREE MONTHS ENDED MARCH 31, 1998
         -----------------------------------------
                                             TEST SYSTEMS    VIRTUAL TEST    CONSOLIDATED
                                             ------------    ------------    ------------
         Segment net sales                     $    7,336      $   1,156       $    8,492
         Segment operating income (loss)       $      (97)     $     (49)      $     (146)

(5)      NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not have any derivative instruments and, accordingly, the adoption of SFAS 133 is not expected to impact the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All numerical references are in thousands, except for percentages and per share data)

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT, AS WELL AS THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO, AND THE MANAGEMENT DISCUSSION AND ANALYSIS PRESENTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998. THIS QUARTERLY REPORT, INCLUDING THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS CERTAIN STATEMENTS, TREND ANALYSIS AND OTHER INFORMATION THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS AMENDED, WHICH MAY INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS INCLUDING THE WORDS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "INTEND" AND OTHER SIMILAR EXPRESSIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN DUE TO NUMEROUS FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED IN THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998.

RESULTS OF OPERATIONS

NET SALES

Net sales is comprised of systems sales (including sales of engineering Test Stations), software sales (including Test Station software and Virtual Test Software) and service sales, which consists primarily of revenue derived from maintenance and consulting contracts. Net sales of $11,222 for the three months ended March 31, 1999 reflected an increase of $2,730 or 32% from the first quarter of 1998. The improvement in net sales reflects increased capital spending by several of the Company's customers, particularly Intel.

International sales increased to 20% versus 12% of net sales for the three months ended March 31, 1999 and 1998, respectively. In the first quarter of 1999 sales to customers in the Asia-Pacific region were slightly lower while European sales were significantly improved over the same period in 1998. Shipments of the new Vanguard Test Station accounted for 23% of net sales. Sales to Intel comprised 45% of first quarter 1999 sales compared to 11% of sales for the same quarter in 1998. Sales to National Semiconductor accounted for 24% of first quarter 1999 net sales.

GROSS MARGIN

The Company's gross margin of $6,791 in the first quarter of 1999 represents an increase of 20% from $5,647 for the same period of 1998, as a direct result of the increase in net sales discussed above. As a percentage of net sales, gross margin decreased to 61% for the three months ended March 31, 1999 from 66% for the three months ended March 31, 1998. The year-to-year decrease in gross margin percent is due to several factors. The Company experienced increased price pressure for its XTS/ATS Test Station products, resulting in higher discounts on these older products than in the past. Second, product warranty costs increased following an increase in the standard warranty period offered to customers from 90 days to one year, and in some instances two years. Third, the Company realized increased costs from inventory scrap and obsolescence resulting both from new product scrap that generally occurs at the beginning of a product's life cycle, and increased obsolescence exposure associated with last time buys of proprietary parts for older generation products. The Company expects the increased warranty, inventory scrap and obsolescence costs to continue to similarly impact gross margins during the remainder of 1999. Management believes that the higher margin new products, Vanguard, Orion and Digital Virtual Tester, will constitute a greater percentage of total revenues in future quarters, and therefore the gross margin percentage is expected to improve from first quarter levels during the remainder of 1999.

OPERATING EXPENSES

Research, development and engineering (R&D) expenses increased to $1,928 for the three months ended March 31, 1999 from $1,744 for the first quarter of 1998. R&D expenses amounted to 17% of net sales in the three months ended March 31, 1999, compared to 21% in the three months ended March 31, 1998. The increase in R&D expenses in absolute dollar terms reflects spending on R&D activities related to the development of the orion memory test station products following the acquisition of performic in September, 1998. Also contributing to the increase was a reduction in the amount capitalized for software development costs in the first quarter of 1999 to $454 from $527 in the first quarter of 1998. The decrease in R&D expenses as a percentage of net sales was directly attributable to the increase in net sales discussed above.

Selling, general and administrative (SG&A) expenses of $4,333 for the first quarter of 1999 were 7% higher than the same quarter in 1998. As a percentage of net sales, SG&A expenses decreased to 39% in the three months ended March 31, 1999 from 48% in the three months ended March 31, 1998. The increase in the dollar amount of SG&A expenses was the direct result of the Company's efforts to establish direct sales efforts in Japan and Europe, partially offset by expense reductions associated with the Company's restructuring implemented in the last half of 1998. The decrease in SG&A expenses as a percent of net sales resulted directly from the increase in net sales discussed above.

OTHER INCOME, NET

Other income, net, decreased to $128 in the three months ended March 31, 1999, from $218 in the quarter ended March 31, 1997. This decrease reflects less interest income earned as a result of lower average cash and short-term investment balances.

INCOME TAXES

The Company's effective tax rate was 34% for the three-month period ended March 31, 1999 and 35% for the three months ended March 31, 1998. The Company's income tax position combines the effects of available tax benefits in certain countries where the Company does business, benefits for available net operating loss carryforwards, and tax expense for subsidiaries with pre-tax income. The Company's effective tax rate is sensitive to the geographic and product mix of the Company's net sales, and therefore could be higher or lower in the future depending upon actual net sales realized.

NET INCOME

As a result of the various factors discussed above, net income for the first quarter of 1999 increased to $434 or $0.06 per share compared to $48 or $0.01 per share for the corresponding period in 1998.

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

Like most high technology and high growth companies, the Company faces certain other business risks that could have adverse effects on the Company's results of operations, including, but not limited to the following. The Company is dependent on high-dollar customer orders, deriving a substantial portion of its net sales from the sale of Test Stations which typically range in price from $0.5 million to $1.5 million per unit and may be priced as high as $2.0 million or more for a single unit.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company mitigates its risk by diversifying its investments among high credit quality securities in accordance with the Company's investment policy.

Interest expense is affected by the general level of U.S. interest rates and/or LIBOR. Increases in interest expense resulting from an increase in interest rates would be offset by a corresponding increase in interest earned on the Company's investments.

The Euro is the functional currency of the Company's subsidiaries in France, Germany and Switzerland. The Yen is the functional currency of the Company's subsidiary in Japan. The Company does not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The Company does maintain cash balances denominated in currencies other than the U.S. Dollar in order to meet minimum operating requirements of its foreign subsidiaries. If foreign exchange rates were to weaken against the U.S. Dollar, the Company believes that the fair value of these foreign currency amounts would decline by an immaterial amount.

YEAR 2000

The Company has developed its Year 2000 Readiness Plan including steps to review, test and implement corrective measures for the Company's products and information systems. In addition, the Company has identified its most critical vendors and suppliers, and is collecting sufficient information from each of them to monitor their Year 2000 readiness.

To-date, the Company has completed testing of its currently offered products. Based on these tests, the Company believes them to be free of any problems associated with the Year 2000. The Company has tested selected earlier-version products for Year 2000 readiness, and believes them to be free of any problems associated with the Year 2000. The Company will continue to selectively perform Year 2000 readiness testing on specific customer configurations as requested during the next several quarters. Based upon testing to-date, the Company does not believe additional product testing will result in the discovery of any materially adverse Year 2000 readiness issues.

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

The Company estimates the costs in 1998, including payments to third parties and estimates of internal costs, for developing and implementing its Year 2000 readiness plan were less than $200,000. The Company expects additional implementation costs in 1999 to be less than $300,000. Costs incurred during the first quarter of 1999 were not significant.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company's principal sources of liquidity consisted of cash and short-term investments of approximately $12.1 million, and funds available under an existing bank line of credit of $10.0 million.

The Company's operating activities generated cash during the three months ended March 31, 1999 of $2.1 million, compared to using cash of $976 for the same period last year. This improvement in operating cash flows was primarily attributable to increased collections of trade receivables, especially from customers granted extended payment terms during 1998.

The Company's trade receivables decreased to $13.2 million at March 31,1999 from $14.0 million at December 31, 1998, in part as a result of collections from customers in accordance with extended payment terms granted during 1998. Inventories increased by 3% during the first quarter of 1999 to $15.4 million at March 31, 1999, compared to $14.9 million at December 31, 1998. The increase is due to the procurement of inventory materials for Vanguard and Orion Test Stations in anticipation of planned increases in shipment volumes later in 1999. Deferred revenue increased to $2.9 million at March 31, 1999 compared to $2.0 million at December 31, 1998. This increase reflects the normal seasonal increase in renewals of annual maintenance contracts by customers.

During the first quarter of 1999, the Company continued to invest in equipment and capitalized software development costs. Payments for purchases of equipment amounted to $699, while capitalization of software development costs amounted to $454.

The Company believes that cash on hand, short-term investments, and cash generated from operations, as well as cash available from the Company's existing $10.0 million short-term line of credit, will be sufficient to meet the Company's working capital and other cash requirements for at least the next twelve months. Management is continually evaluating opportunities to develop and introduce new products, and to acquire complementary businesses or technologies. At present, the Company has no understandings, commitments or agreements with respect to any such opportunities. Any transactions resulting from such opportunities, if consummated, may necessitate funding from other sources. There can be no assurance that such funding will be available or that, if available, such funding will be obtainable on terms favorable to the company.

                            PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

        During the quarter ended March 31, 1999, the Company made no sales of securities that were not registered under the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

        27.    Financial Data Schedule

 (b)    Reports on Form 8-K:

        No report on Form 8-K was filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 1999.


                                     INTEGRATED MEASUREMENT SYSTEMS, INC.
                                     (Registrant)

                                     /s/ FRED HALL
                                     -------------------------------------
                                     Fred Hall
                                     Chief Financial Officer
                                     (on behalf of the Registrant and as
                                     Principal Financial Officer)