Form 10-Q
period 1999-06-30
INTEGRATED MEASUREMENT SYSTEMS INC /OR/
filed 1999-08-16
CIK 945441

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


--------------------------------------------------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1999

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
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

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

At July 27, 1999, there were 7,465,825 shares of Integrated Measurement Systems, Inc. common stock, $0.01 par value, outstanding. (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

                      INTEGRATED MEASUREMENT SYSTEMS, INC.

                               INDEX TO FORM 10-Q




PART 1        FINANCIAL INFORMATION                                                     PAGE NUMBER
                                                                                        -----------
     Item 1.  Financial Statements

              Statements of Operations for the three months and six months
                ended June 30, 1999 and 1998.                                               4

              Balance Sheets as of June 30, 1999 and December 31, 1998.                     5

              Statements of Cash Flows for the six months
                ended June 30, 1999 and 1998.                                               7

              Notes to the Financial Statements.                                          8-9


     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition.                          10-14


     Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk.                                                               14



PART II       OTHER INFORMATION

     Item 2.  Changes in Securities.                                                       15

     Item 4.  Submission of Matters to a Vote of Security Holders.                         15

     Item 6.  Exhibits and Reports on Form 8-K.                                            15



SIGNATURES                                                                                 17

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      INTEGRATED MEASUREMENT SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                   (In thousands, except net income per share)
                                   (Unaudited)

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                              1999         1998              1999         1998
                                                              ----         ----              ----         ----
SALES:
  Systems                                                   $   9,359    $   4,849        $  16,907     $  9,807
  Software                                                      1,578        1,202            2,941        2,497
  Service                                                       2,226        2,356            4,537        4,595
                                                            ---------    ---------        ---------     --------
     NET SALES                                                 13,163        8,407           24,385       16,899
                                                            ---------    ---------        ---------     --------

COST OF SALES:
  Systems                                                       3,458        1,611            6,732        3,340
  Software                                                        223          262              375          407
  Service                                                       1,212          945            2,217        1,916
                                                            ---------    ---------        ---------     --------
     TOTAL COST OF SALES                                        4,893        2,818            9,324        5,663
                                                            ---------    ---------        ---------     --------

     GROSS MARGIN                                               8,270        5,589           15,061       11,236

OPERATING EXPENSES:
  Research, development and engineering                         2,104        1,706            4,032        3,450
  Selling, general and administrative                           4,743        4,203            9,076        8,252
                                                            ---------    ---------        ---------     --------
     Total operating expenses                                   6,847        5,909           13,108       11,702
                                                            ---------    ---------        ---------     --------

     OPERATING INCOME (LOSS)                                    1,423         (320)           1,953         (466)

Other income, net                                                  68          184              196          402
                                                            ---------    ---------        ---------     --------

Income (loss) before income taxes                               1,491         (136)           2,149          (64)
Provision for (benefit from) income taxes                         464          (48)             688          (24)
                                                            ---------    ----------       ---------     ---------
      NET INCOME (LOSS)                                     $   1,027    $     (88)       $   1,461     $    (40)
                                                            =========    ==========       =========     =========

BASIC EARNINGS (LOSS) PER SHARE                             $    0.14    $   (0.01)       $    0.20     $  (0.01)
                                                            =========    =========        =========     ========

DILUTED EARNINGS (LOSS) PER SHARE                           $    0.13    $   (0.01)       $    0.19     $  (0.01)
                                                            =========    =========        =========     ========

Weighted average number of common shares
   outstanding for basic earnings per share                     7,461        7,541            7,455        7,537

Incremental shares from assumed conversions
  of employee stock options                                       532         --                419           --
                                                            ---------    ---------        ---------        -----

Adjusted weighted average shares for diluted
  earnings per share.                                           7,993        7,541            7,874        7,537
                                                            =========    =========        =========     ========

SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

              INTEGRATED MEASUREMENT SYSTEMS, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                      (In thousands, except per share data)


                                                                              As of            As of
                                                                            June 30,        December 31,
                                                                              1999             1998
                                                                              ----             ----
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $   4,731         $  3,379
  Short-term investments                                                       9,656            7,630
  Trade receivables, less allowance for doubtful accounts
    of  $267 and $413                                                         12,689           13,977
  Inventories, net                                                            15,190           14,943
  Deferred income taxes                                                        1,453            1,453
  Prepaid expenses and other current assets                                    2,851            2,381
                                                                           ---------         --------
     Total current assets                                                     46,570           43,763

PROPERTY, PLANT AND EQUIPMENT, NET                                            11,436           11,063
SERVICE SPARE PARTS, NET                                                       3,177            3,692
SOFTWARE DEVELOPMENT COSTS, NET                                                3,674            3,457
DEFERRED INCOME TAXES                                                            219              219
OTHER ASSETS, NET                                                              1,039            1,220
                                                                           ---------         --------

     Total assets                                                          $  66,115         $ 63,414
                                                                           =========         ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $   1,754         $  1,828
  Payable to Cadence, net                                                        433              506
  Accrued compensation                                                         1,574            1,718
  Accrued warranty                                                               659              296
  Deferred revenue                                                             2,224            2,008
  Other current liabilities                                                    1,505            1,408
  Income taxes payable                                                           989              197
  Capital lease obligations - current                                            293              394
                                                                           ---------         --------
     Total current liabilities                                                 9,431            8,355


CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                289              363

DEFERRED COMPENSATION                                                          1,234            1,154

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, authorized 10,000,000 shares;
    none issued and outstanding                                                    -                -
  Common stock, $.01 par value, authorized 15,000,000 shares;
    issued and outstanding 7,461,754 and 7,425,951                                75               74
  Additional paid-in capital                                                  39,635           39,478
  Retained earnings                                                           15,451           13,990
                                                                           ---------         --------
     Total shareholders' equity                                               55,161           53,542
                                                                           ---------         --------

     Total liabilities and shareholders' equity                            $  66,115         $ 63,414
                                                                           =========         ========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

              INTEGRATED MEASUREMENT SYSTEMS, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                              1999             1998
                                                                              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $   1,461         $    (40)
   Adjustments to reconcile net income to
     cash provided by (used in) operating activities:
     Depreciation and amortization                                             2,790            2,044
     Provision for deferred income taxes                                         --               104
     Deferred compensation                                                        80              218
   Decrease (increase) in trade receivables                                    1,287             (493)
   Increase in inventories                                                      (247)          (3,741)
   Increase in other current assets                                             (470)            (387)
   Increase in deferred revenue                                                  216              618
   Decrease in accounts payable and accrued liabilities                          961              463
                                                                           ----------        ---------
     Net cash provided by (used in) operating activities                       6,078           (1,214)
                                                                           ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of short-term investments                                              2,122              --
   Purchases of short-term investments                                        (4,148)          (5,840)
   Purchases of equipment & service spare parts                               (1,759)          (3,385)
   Software development costs                                                   (924)          (1,103)
                                                                           ----------        ---------
     Net cash used in investing activities                                    (4,709)         (10,328)
                                                                           ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under capital leases                                      (176)             (76)
   Proceeds from employee stock plans                                            159              139
                                                                           ----------        ---------
     Net cash (used in) provided by financing activities                         (17)              63
                                                                           ----------        ---------

Net increase (decrease) in cash and cash equivalents                           1,352          (11,479)
Beginning cash and cash equivalents balance                                    3,379           17,464
                                                                           ----------        ----------
Ending cash and cash equivalents balance                                   $   4,731         $  5,985
                                                                           ==========        ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Tax benefit from Cadence and IMS stock options                          $    --           $  1,135
                                                                           ==========        ==========

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Income taxes refunded (paid)                                            $     102         $   (107)
                                                                           ===========       ==========
   Interest paid                                                           $     (26)        $    (13)
                                                                           ===========       ==========


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


                                                                    June 30,      December 31,
                                                                      1999            1998
                                                                      ----            ----
              Raw materials....................................... $   8,827        $   9,265
              Work-in-progress....................................     2,525            2,608
              Finished goods......................................     3,838            3,070
                                                                   ---------        ---------
                                                                   $  15,190        $  14,943
                                                                   =========        =========


 (3)     EARNINGS PER SHARE

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



                                                                      1999            1998
                                                                      ----            ----
              Three months ended June 30,.........................   64,430         1,539,842
              Six months ended June 30,...........................  181,030         1,539,842

(4)      SEGMENT DISCLOSURES

         Disclosures about the Company's business segments, as required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," are as follows:

         FOR THE THREE MONTHS ENDED JUNE 30, 1999

                                             VALIDATION SYSTEMS  VIRTUAL TEST  CONSOLIDATED
                                             ------------------  ------------  -------------
         Segment net sales                       $   12,210       $     953      $   13,163
         Segment operating income (loss)         $    1,683       $    (260)     $    1,423

         FOR THE THREE MONTHS ENDED JUNE 30 , 1998

                                             VALIDATION SYSTEMS  VIRTUAL TEST  CONSOLIDATED
                                             ------------------  ------------  ------------
         Segment net sales                       $    7,384       $    1,023    $    8,407
         Segment operating loss                  $      (30)      $    (290)    $     (320)


         FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                             VALIDATION SYSTEMS  VIRTUAL TEST  CONSOLIDATED
                                             ------------------  ------------  ------------
         Segment net sales                       $   22,469       $   1,916     $   24,385
         Segment operating income (loss)         $    2,327       $    (374)    $    1,953

         FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                             VALIDATION SYSTEMS  VIRTUAL TEST  CONSOLIDATED
                                             ------------------  ------------  ------------
         Segment net sales                       $   14,720       $   2,179     $   16,899
         Segment operating loss                  $     (127)      $    (339)    $     (466)





(5)      NEW ACCOUNTING PRONOUNCEMENTS

         In June 1999, the FASB issued Statement of Financial Accountng Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 137). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. The Company does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS 137 to have an impact on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All numerical references are in thousands, except for percentages and per share data)

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT, AS WELL AS THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO, AND THE MANAGEMENT DISCUSSION AND ANALYSIS PRESENTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998. THIS QUARTERLY REPORT, INCLUDING THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS CERTAIN STATEMENTS, TREND ANALYSIS AND OTHER INFORMATION THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS AMENDED, WHICH MAY INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS INCLUDING THE WORDS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "INTEND" AND OTHER SIMILAR EXPRESSIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN DUE TO NUMEROUS FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED IN THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, AND THE COMPANY'S FORM 10-Q FOR THE PERIOD END MARCH 31, 1999.


RESULTS OF OPERATIONS

NET SALES

Net sales is comprised of engineering validation systems sales, software sales (including validation systems software and Virtual Test Software) and service sales, which consists primarily of revenue derived from maintenance and consulting contracts.

Net sales of $13,163 for the three months ended June 30, 1999 reflected an increase of $4,756 or 57% from the second quarter of 1998. The improvement in net sales, both for the quarter and year-to-date, reflects increased capital spending by several of the Company's semiconductor customers driving growth in each of the validation system product families. Digital and mixed signal validation systems revenues increased over the second quarter of 1998 by 76% and 75% respectively and the Orion Memory validation system made its first contribution to revenue in the second quarter of 1999. Sales in North America increased by 11% to 81% of net sales and international sales declined by 11% to 19% of net sales in the second quarter of 1999 compared to the same period in 1998.

Net sales for the six months ended June 30, 1999 were $24,385 compared to $16,899 for same period in 1998, an increase of $7,486 or 44%. Sales to Intel accounted for 50% of net sales for the six months ended June 30, 1999, largely due to demand for the new Vanguard digital validation systems. Sales to National Semiconductor were 11% of net sales for the first half of 1999.


GROSS MARGIN

The Company's gross margin of $8,270 in the second quarter of 1999 represents an increase of 48% from $5,589 for the same period of 1998, as a direct result of the increase in net sales discussed above. As a percentage of net sales, gross margin decreased to 62.8% for the three months ended June 30, 1999 from 66.5% for the three months ended June 30, 1998. The year-to-year decrease in gross margin percent was due to several factors. The Company sold more mixed signal systems in 1999 than in 1998, which have lower gross margins because of significant third party content. Sales of higher margin Virtual Test software were a smaller proportion of total net sales, and the provisions for warranty costs (due to an increase in standard warranty terms from 90 days to one year) and inventory obsolescence were higher. Gross margin for the second quarter of 1999 improved more than 2 percentage points from the first quarter of 1999, reflecting the increase in sales volume from the newer, stronger margin Vanguard and Orion systems. The gross margin percentage may improve slightly in future quarters as the higher margin Vanguard and Orion products increase as a percentage of total sales.

For the six months ended June 30, 1999 gross margin increased by $3,825 or 34% from the same period in 1998. As a percentage of net sales, gross margin decreased to 61.8% for the period from 66.5% for the six months ended June 30, 1998, reflecting the same factors discussed above.


OPERATING EXPENSES

Research, development and engineering (R&D) expenses increased to $2,104 for the three months ended June 30, 1999 from $1,706 for the second quarter of 1998. R&D expenses amounted to 16% of net sales in the three months ended June 30, 1999, compared to 20% in the three months ended June 30, 1998. The increase in the dollar amount of R&D expenses reflects the Company's investment in the development of the new Orion memory validation system product. Capitalized software development costs and amortization were $470 and $340 respectively for the second quarter of 1999 compared to $576 and $173 for the same period in 1998. The net increase in capitalized software was $130 for the three months ending June 30, 1999 compared with $403 for the same period last year.

For the six months ended June 30, 1999, R&D expenses increased to $4,032 from $3,450 for the same period in 1998. As a percentage of net sales R&D expenses were 17% for the six months ended June 30, 1999 and 20% for the same period in 1998. The decrease in R&D expenses as a percentage of net sales both for the quarter and year-to-date were directly attributable to the increase in net sales discussed above. Capitalized software development costs and amortization were $924 and $707 respectively for the six months ended June 30, 1999 compared with $1,103 and $364 for the like period in 1998.

Selling, general and administrative (SG&A) expenses of $4,743 for the first quarter of 1999 were 13% higher than the same quarter in 1998. As a percentage of net sales, SG&A expenses decreased to 36% in the three months ended June 30, 1999 from 50% in the three months ended June 30, 1998. The increase in the dollar amount of SG&A expenses reflect annual salary increases implemented in April 1999, payment of employee performance bonuses which were not earned in 1998, and sales commissions on higher sales volumes.

For the six months ended June 30, 1999 and 1998, SG&A expenses were $9,076 and $8,252 respectively. As a percentage of net sales, SG&A expenses decreased to 37% for the six months ended June 30, 1999 compared to 49% for the same period in 1998. The decrease in SG&A expenses as a percent of net sales resulted directly from the increase in net sales discussed above.


OTHER INCOME, NET

Other income, net, decreased to $68 in the three months ended June 30, 1999 from $184 in the quarter ended June 30, 1998 and to $196 from $402 for the respective six month periods. The decreases were due to lower average cash and short-term investment balances and to a $60 expense resulting from the translation of foreign denominated receivables into US dollars.


INCOME TAXES

The Company's effective tax rate was 32% for the six months ended June 30, 1999 and 35% for the same period in 1998. The Company's income tax position includes the effects of available tax benefits in certain countries where the Company does business, benefits for available net operating loss carryforwards, and tax expense for subsidiaries with pre-tax income. The Company's effective tax rate is sensitive to the geographic and product mix of the Company's net sales, and therefore could be higher or lower in the future depending upon actual net sales realized.

NET INCOME

As a result of the various factors discussed above, net income for the first half of 1999 increased to $1,461 or $0.19 per diluted share compared to a loss of $40 or $0.01 per share for the corresponding period in 1998.


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

Like most high technology and high growth companies, the Company faces certain other business risks that could have adverse effects on the Company's results of operations, including, but not limited to the following:

The Company is dependent on high-dollar customer orders, deriving a substantial portion of its net sales from the sale of engineering validation systems which typically range in price from $0.3 million to over $2.0 million per unit. A substantial amount of the Company's net sales are typically realized in the last few days of each quarter. During 1998, the Company's quarterly net sales were negatively impacted by customer decisions to delay or cancel plans to place orders for the Company's products in the last few days of the quarter. The timing and sales price of a single order can have a significant impact on the Company's net sales and results of operations for a particular period. The Company's net sales and results of operations may be negatively impacted if an order is received too late in a given period to permit product shipment during that period.

A significant portion of the Company's operating expenses is relatively fixed and planned expenditures are based, in part, on anticipated orders. In addition, the need for continued expenditures for research, development and engineering makes it difficult to reduce expenses in a particular quarter if the Company's sales goals for that quarter are not met. The inability to reduce the Company's expenses quickly enough to compensate for any revenue shortfall would magnify the adverse impact of any revenue shortfall on the Company's results of operations.

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

The Company has completed review of its Year 2000 readiness with respect to its information systems. The review has not identified any significant information systems Year 2000 issues beyond those that will be corrected through implementation of planned systems upgrades. Vendors for the Company's information systems have represented those systems, with the planned upgrades, to be Year 2000 compliant. The Company has completed Year 2000 Readiness testing on the majority of the Company's information systems as planned. The balance of testing and upgrades are on schedule to be completed by September 30, 1999.

The Company estimates the costs in 1998, including payments to third parties and estimates of internal costs, for developing and implementing its Year 2000 readiness plan were less than $200,000. The Company expects additional implementation costs in 1999 to be less than $300,000. Costs incurred for the six month period ending June 30, 1999 were less than $50,000.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company's principal sources of liquidity consisted of cash and short-term investments of approximately $14.4 million, and funds available under an existing bank line of credit of $10.0 million. Cash and short-term investments increased by $3.4 million from December 31, 1998.

The Company's operating activities generated cash during the six months ended June 30, 1999 of $6.1 million, compared to using cash of $1.2 million for the same period last year. This improvement in operating cash flows was primarily attributable to improved operating results and to the Company's asset management programs aimed at increasing turnover of accounts receivable and inventories and a smoother revenue flow. Over 40% of second quarter revenue came in April and May compared with 15% in the first two months of the quarter ending March 31, 1999. A large percentage of the April and May revenue was collected before June 30, 1999.

The Company's trade receivables decreased to $12.7 million at June 30, 1999 from $14.0 million at December 31, 1998, as a result of improved cash collection efforts combined with a smoother revenue flow. Inventories increased to $15.2 million at June 30, 1999 from $14.9 million at December 31, 1998. Declines in mainline inventories, as a result of focused inventory reduction programs, were offset by an increase in the refurbished inventory pool. Deferred revenue increased to $2.2 million at June 30, 1999 compared to $2.0 million at December 31, 1998. This increase reflects the normal seasonal increase in renewals of annual maintenance contracts by customers in the first quarter of 1999.

During the first half of 1999, the Company continued to invest in equipment and capitalized software development costs. Purchases of equipment and service spare parts amounted to $1,759, while capitalization of software development costs amounted to $924.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's exposure to market risk for changes in interest rates relate primarily to its investment portfolio. The Company mitigates its risk by diversifying its investments among high credit quality securities in accordance with the Company's investment policy.

Interest expense is affected by the general level of U.S. interest rates and/or LIBOR. Increases in interest expense resulting from an increase in interest rates would be offset by a corresponding increase in interest earned on the Company's investments.

The Euro is the functional currency of the Company's subsidiaries in France, Germany and Switzerland. The Yen is the functional currency of the Company's subsidiary in Japan. The Company does not currently hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The Company does maintain cash balances denominated in currencies other than the U.S. Dollar in order to meet minimum operating requirements of its foreign subsidiaries. During the second quarter in 1999 the US dollar strengthened against the Euro and Yen which resulted in an expense of $60 on the translation of foreign denominated receivables. The Company plans to begin utilizing hedging instruments to mitigate fluctuations in currency exchange rates, as cash flows become more predictable.

                            PART II OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

        During the quarter ended June 30, 1999, the Company made no sales of securities that were not registered under the Securities Act of 1933.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders held May 4, 1999, the stockholders of the Company approved the following matters:

        1. The nominees for directors listed below were elected directors of the Company, each to a three-year term and until their successors are duly elected and qualified:


ELECTION OF DIRECTORS             FOR       OPPOSED      ABSTAINED
   Thomas R. Franz             6,742,590       0          738,356
   Paul A. Gary                6,743,190       0          737,756
   James E. Solomon            6,743,190       0          737,756

        2. A proposal for the approval of an amendment to the Company's 1995 Stock Incentive Plan (the 1995 Plan) increasing from 1,995,000 shares to 2,215,000 shares the number of shares of Common Stock that are reserved for issuance under the 1995 Plan was approved by a vote of 4,909,184 for, 2,566,587 opposed and 5,475 abstained.

        3. A proposal for the ratification of the selection of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 1999 was approved by a vote of 7,467,146 for, 13,100 opposed and 700 abstained.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

        27.     Financial Data Schedule

(b)     Reports on Form 8-K:

        No report on Form 8-K was filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 16, 1999.


                                  INTEGRATED MEASUREMENT SYSTEMS, INC.
                                  (Registrant)

                                  ------------------------------------

                                  Fred Hall
                                  Chief Financial Officer
                                  (on behalf of the Registrant and as
                                  Principal Financial Officer)