Form 10-Q
period 1999-09-30
INTEGRATED MEASUREMENT SYSTEMS INC /OR/
filed 1999-11-12
CIK 945441

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

At October 20, 1999, there were 7,536,323 shares of Integrated Measurement Systems, Inc. common stock, $0.01 par value, outstanding. (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

                      INTEGRATED MEASUREMENT SYSTEMS, INC.

                               INDEX TO FORM 10-Q


PART 1        FINANCIAL INFORMATION                                                     PAGE NUMBER
-----------------------------------                                                     -----------
     Item 1.  Financial Statements

              Consolidated Statements of Operations for the three months and
               nine months ended September 30, 1999 and 1998                                3

              Consolidated Balance Sheets as of September 30, 1999
                  and December 31, 1998                                                     4


              Consolidated Statements of Cash Flows for the nine months
               ended September 30, 1999 and 1998                                            5

              Notes to the Financial Statements                                           6-7

     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition                            8-13

     Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk.                                                               13

PART II       OTHER INFORMATION
-------------------------------
     Item 2.  Changes in Securities.                                                       14

     Item 6.  Exhibits and Reports on Form 8-K.                                            14


SIGNATURES                                                                                 15
----------


                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      INTEGRATED MEASUREMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                                      1999         1998              1999         1998
                                                      ----         ----              ----         ----
SALES:
  Systems                                           $  11,598    $   6,310        $  28,505     $ 16,117
  Software                                              1,058          961            3,999        3,458
  Service                                               2,239        2,202            6,775        6,797
                                                    ----------   ---------        ----------    --------
     NET SALES                                         14,895        9,473           39,279       26,372
                                                    ----------   ---------        ----------    --------
COST OF SALES:
  Systems                                               4,313        4,339           11,045        7,679
  Software                                                247          153              621          560
  Service                                               1,116        1,055            3,333        2,971
                                                    ----------   ---------        ----------    --------
     TOTAL COST OF SALES                                5,676        5,547           14,999       11,210
                                                    ----------   ---------        ----------    --------

     GROSS MARGIN                                       9,219        3,926           24,280       15,162

OPERATING EXPENSES:
  Research, development and engineering                 2,170        1,607            6,202        5,057
  Selling, general and administrative                   4,940        4,515           14,016       12,767
  Merger & restructuring                                   --        1,508               --        1,508
                                                    ----------   ---------        ----------    --------
     Total operating expenses                           7,110        7,630           20,218       19,332
                                                    ----------   ---------        ----------    --------

     OPERATING INCOME (LOSS)                            2,109       (3,704)           4,062       (4,170)

Other income, net                                         258          216              454          618
                                                    ----------   ---------        ----------    --------

Income (loss) before income taxes                       2,367       (3,488)           4,516       (3,552)
Provision for (benefit from) income taxes                 757         (138)           1,445         (162)
                                                    ---------    ----------       ----------    ---------
      NET INCOME (LOSS)                             $   1,610    $  (3,350)       $   3,071     $ (3,390)
                                                    =========-   ==========       ==========    =========

BASIC EARNINGS (LOSS) PER SHARE                     $     0.21   $  (0.45)        $     0.41    $ (0.45)
                                                    ==========   =========        ==========    ========

DILUTED EARNINGS (LOSS) PER SHARE                   $     0.20   $  (0.45)        $     0.39    $ (0.45)
                                                    ==========   =========        ==========    ========

Weighted average number of common shares
   outstanding for basic earnings per share             7,502        7,483            7,470        7,519

Incremental shares from assumed conversions
  of employee stock options                               647           --              494           --
                                                    ----------   ---------        ----------    --------

Adjusted weighted average shares for diluted
  earnings per share.                                   8,149        7,483            7,964        7,519
                                                    ==========   =========        ==========    ========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

              INTEGRATED MEASUREMENT SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                        As of            As of
                                                                    September 30,     December 31,
                                                                        1999             1998
                                                                        ----             ----
                                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $   3,489         $  3,379
  Short-term investments                                                13,516            7,630
  Trade receivables, less allowance for doubtful accounts
    of $265 and $413                                                    14,416           13,977
  Inventories, net                                                      14,320           14,943
  Deferred income taxes                                                     78            1,453
  Prepaid expenses and other current assets                              3,131            2,381
                                                                     ---------         --------
     Total current assets                                               48,950           43,763

PROPERTY, PLANT AND EQUIPMENT, NET                                      10,934           11,063
SERVICE SPARE PARTS, NET                                                 3,043            3,692
SOFTWARE DEVELOPMENT COSTS, NET                                          3,853            3,457
DEFERRED INCOME TAXES                                                      219              219
OTHER ASSETS, NET                                                          920            1,220
                                                                     ---------         --------
     Total assets                                                    $  67,919         $ 63,414
                                                                     =========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $   1,565         $  1,828
  Payable to Cadence, net                                                  598              506
  Accrued compensation                                                   1,477            1,718
  Accrued warranty                                                         964              296
  Deferred revenue                                                       2,625            2,008
  Other current liabilities                                              1,086            1,408
  Income taxes payable                                                     370              197
  Capital lease obligations - current                                      254              394
                                                                     ---------         --------
     Total current liabilities                                           8,939            8,355


CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                          251              363

DEFERRED COMPENSATION                                                    1,417            1,154

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, authorized 10,000,000 shares;
    none issued and outstanding                                              -                -
  Common stock, $.01 par value, authorized 15,000,000 shares;
    issued and outstanding 7,533,033 and 7,425,951                          75               74
  Additional paid-in capital                                            40,176           39,478
  Retained earnings                                                     17,061           13,990
                                                                     ---------         --------
     Total shareholders' equity                                         57,312           53,542
                                                                     ---------         --------
     Total liabilities and shareholders' equity                      $  67,919         $ 63,414
                                                                     =========         ========


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

              INTEGRATED MEASUREMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                              1999             1998
                                                                              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $  3,071         $ (3,390)
   Adjustments to reconcile net income to
     cash provided by (used in)  operating activities:
     Acquired in-process research and development                                --              861
     Depreciation and amortization                                            4,277            3,089
     Provision for deferred income taxes                                      1,375             (150)
     Deferred compensation                                                      263              122
   Net change in payable to or receivable from Cadence                           92              760
   Increase in trade receivables                                               (439)          (2,403)
   Decrease (increase) in inventories                                           623           (3,501)
   (Decrease) increase in prepaid expenses and other current assets            (748)             149
   Net change in income taxes payable or receivable                             173             (152)
   (Decrease) increase in accounts payable and accrued liabilities             (159)             226
   Increase (decrease) in deferred revenue                                      617              (10)
                                                                           --------         --------
     Net cash provided by (used in) operating activities                      9,145           (4,399)
                                                                           --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of PerformIC                                                      --           (1,060)
   Purchases of short-term investments                                       (8,008)          (5,840)
   Sales of short-term investments                                            2,122            6,665
   Purchases of equipment and service spare parts                            (2,195)          (4,693)
   Software development costs                                                (1,401)          (1,778)
                                                                           --------         --------
     Net cash used in investing activities                                   (9,482)          (6,706)
                                                                           --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under capital leases                                     (252)            (136)
   Proceeds from employee stock plans                                           699              469
   Repurchase of common stock                                                    --           (1,117)
                                                                           --------         --------

     Net cash provided by (used in) financing activities                        447             (784)
                                                                           --------         --------

Net increase (decrease) in cash and cash equivalents                            110          (11,889)
Beginning cash and cash equivalents balance                                   3,379           17,464
                                                                           --------         --------
Ending cash and cash equivalents balance                                   $  3,489         $  5,575
                                                                           ========         ========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Purchase of assets through capital lease                                 $    --         $     33
                                                                           ========         ========

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Income taxes refunded (paid)                                            $    102         $   (110)
                                                                           ========         ========
   Interest paid                                                           $    (36)        $    (19)
                                                                           ========         ========


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


                                                                  September 30,   December 31,
                                                                      1999            1998
                                                                      ----            ----
              Raw materials. . . . . . . . . . . . . . . . . . .   $   8,108      $     9,265
              Work-in-progress . . . . . . . . . . . . . . . . .       2,721            2,608
              Finished goods    . . . . . . . . . . . . . . . .  .     3,491            3,070
                                                                   ---------        ---------
                                                                   $  14,320        $  14,943
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


                                                                               1999           1998
                                                                               ----           ----
              Three months ended September 30,. . . . . . . . . . . . . . .   30,750      1,759,112
              Nine months ended September 30, . . . . . . . . . . . . . . . . 72,638      1,759,112


(4)      SEGMENT DISCLOSURES

         Disclosures about the Company's business segments, as required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," are as follows:

         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999


                                              VALIDATION      VIRTUAL TEST     CONSOLIDATED
                                                SYSTEMS
                                             --------------  --------------  ----------------
         Segment net sales                     $   14,626      $     269       $   14,895
         Segment operating income (loss)       $    2,962      $    (853)      $    2,109


         FOR THE THREE MONTHS ENDED SEPTEMBER 30 , 1998


                                              VALIDATION     VIRTUAL TEST     CONSOLIDATED
                                                SYSTEMS
                                             --------------  --------------  ----------------
         Segment net sales                     $    8,665      $     808       $    9,473
         Segment operating loss                $   (3,378)     $    (326)      $   (3,704)


         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999


                                              VALIDATION      VIRTUAL TEST     CONSOLIDATED
                                                SYSTEMS
                                             --------------  --------------  ----------------
         Segment net sales                     $   37,094      $   2,185       $   39,279
         Segment operating income (loss)       $    5,289      $  (1,227)      $    4,062


         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998


                                              VALIDATION      VIRTUAL TEST     CONSOLIDATED
                                                SYSTEMS
                                             --------------  --------------  ----------------
         Segment net sales                     $   23,385      $   2,987       $   26,372
         Segment operating loss                $   (3,505)     $    (665)      $   (4,170)


5)       NEW ACCOUNTING PRONOUNCEMENT

         In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 137). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. The Company does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS 137 to have an impact on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All numerical references are in thousands, except for percentages and per share data)

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT, AS WELL AS THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO, AND THE MANAGEMENT DISCUSSION AND ANALYSIS PRESENTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998. THIS QUARTERLY REPORT, INCLUDING THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS CERTAIN STATEMENTS, TREND ANALYSIS AND OTHER INFORMATION THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS AMENDED, WHICH MAY INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS INCLUDING THE WORDS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "INTEND" AND OTHER SIMILAR EXPRESSIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN DUE TO NUMEROUS FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED IN THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, AND THE COMPANY'S QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31 AND JUNE 30, 1999.


RESULTS OF OPERATIONS

NET SALES

Net sales is comprised of engineering validation systems sales, software sales (including validation systems software and Virtual Test Software) and service sales, which consists primarily of revenue derived from maintenance and consulting contracts.

Net sales of $14,895 for the three months ended September 30, 1999 reflected an increase of $5,422 or 57% from the third quarter of 1998. The increase in net sales can be attributed to continuing strength in the semiconductor industry and customer satisfaction with the Vanguard product. The validation system product mix for third quarter 1999 sales included five Vanguard digital systems, three Orion Memory systems and two mixed-signal systems. In addition, sales of older generation ATS and XTS digital validation systems amounted to $3,000. Sales in North America amounted to 64% of net sales and international sales amounted to 36% of net sales in the third quarter of 1999 compared to 49% and 51%, respectively, during the same period in 1998. Sales to Intel amounted to 58% of net sales for the third quarter of 1999, compared to 7% in the same period of 1998.

Net sales for the nine months ended September 30, 1999 were $39,279 compared to $26,372 for same period in 1998, an increase of $12,907 or 49%. Sales to Intel accounted for 53% of net sales for the nine months ended September 30, 1999, largely due to demand for the Vanguard digital validation systems.


GROSS MARGIN

The Company's gross margin increased to $9,219 or 62% of net sales in the third quarter of 1999, compared to $3,926 or 41% of net sales for the same period of 1998. This improvement was a direct result of the increase in net sales discussed above, combined with the impact of charges related to the acquisition of PerformIC in the amount of $2,041 recorded by the Company as part of Systems Cost of Sales in the third quarter of 1998. The gross margin percentage of net sales for the third quarter of 1999 remained essentially flat compared to the second quarter of 1999. A shortfall in Virtual Test software revenue, continuing provisions for warranty costs (due to an increase in standard warranty terms from 90 days to one year), and sales of lower-margin older generation systems resulted in gross margins below the prior year level, excluding non-recurring charges. Overall gross margin percent is expected to remain near the current level during the fourth quarter of 1999.

For the nine months ended September 30, 1999 gross margin increased to $24,280 or 62% of net sales compared to

$15,162 or 58% of net sales for the same period in 1998, reflecting the same factors discussed above.


OPERATING EXPENSES

Research, development and engineering (R&D) expenses increased to $2,170 for the three months ended September 30, 1999 from $1,607 for the third quarter of 1998. R&D expenses amounted to 15% of net sales in the three months ended September 30, 1999, compared to 17% in the three months ended September 30, 1998. The increase in the dollar amount of R&D expenses reflects the Company's investment in the development of the new Orion memory validation system products. Capitalized software development costs and related amortization were $477 and $298 respectively for the third quarter of 1999, compared to $675 and $192, respectively, for the same period in 1998. The net increase in capitalized software was $179 for the three months ending September 30, 1999 compared with $483 for the same period last year.

For the nine months ended September 30, 1999, R&D expenses increased to $6,202 from $5,057 for the same period in 1998 due to the ongoing development of the Orion memory test validation system. As a percentage of net sales R&D expenses were 16% for the nine months ended September 30, 1999 and 19% for the same period in 1998. The decrease in R&D expenses as a percentage of net sales both for the quarter and year-to-date were directly attributable to the increase in net sales discussed above. Capitalized software development costs and amortization were $1,401 and $1,006, respectively, for the nine months ended September 30, 1999, compared with $1,778 and $556, respectively, for the like period in 1998.

Selling, general and administrative (SG&A) expenses of $4,940 for the third quarter of 1999 increased by $425 over the same quarter in 1998. As a percentage of net sales, SG&A expenses decreased to 33% in the three months ended September 30, 1999 from 48% in the three months ended September 30, 1998. The increase in the dollar amount of SG&A expenses primarily reflects payment of sales commissions on higher sales volumes.

For the nine months ended September 30, 1999 and 1998, SG&A expenses were $14,016 and $12,767 respectively. As a percentage of net sales, SG&A expenses decreased to 36% for the nine months ended September 30, 1999 compared to 48% for the same period in 1998. The decrease in SG&A expenses as a percent of net sales resulted directly from the increase in net sales discussed above.

During the third quarter of 1998, the Company implemented a restructuring plan, including a reduction in the Company's worldwide employee headcount by approximately 5%, the termination of certain international distributor agreements, and the establishment of direct sales operations in Europe and Asia. The merger and restructuring charge of $1,508 consisted of payments in connection with the termination of distributors, costs to set up direct international operations as a result of the termination of a support agreement with Cadence, employee severance, and associated legal and consulting costs, combined with a one-time charge for in-process research and development of $861 incurred in connection with the acquisition of PerformIC.


OTHER INCOME, NET

Other income, net, increased to $258 in the three months ended September 30, 1999 from $216 in the quarter ended September 30, 1998 reflecting foreign exchange gains resulting from the translation of foreign denominated receivables into U.S. dollars. Year to date other income, net was $454 for 1999 and $618 for 1998. The decrease was due primarily to reductions in investment income due to lower average cash and short-term investment balances.


INCOME TAXES

The Company's effective tax rate was 32% for the nine months ended September 30, 1999 and 4% for the same period in 1998. The Company's income tax position includes the effects of available tax benefits in certain countries where the Company does business, benefits for available net operating loss carryforwards, and tax expense for subsidiaries with pre-tax income. The Company's effective tax rate is sensitive to the geographic and product mix of the Company's net sales, and therefore could be higher or lower in the future depending upon actual net sales realized.


NET INCOME

As a result of the various factors discussed above, net income for the first nine months of 1999 increased to $3,071 or $0.39 per diluted share compared to a loss of $3,390 or $0.45 per share for the corresponding period in 1998.

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


YEAR 2000

The Company has developed its Year 2000 Readiness Plan including steps to review, test and implement corrective measures for the Company's products and information systems. In addition, the Company has identified its most critical vendors and suppliers, and continues to collect sufficient information from each of them to monitor their Year 2000 readiness.

To-date, the Company has completed testing of its currently offered products. Based on these tests, the Company believes them to be free of any problems associated with the Year 2000. The Company has tested selected earlier-version products for Year 2000 readiness, and believes them to be free of any problems associated with the Year 2000. The Company will continue to selectively perform Year 2000 readiness testing on specific customer configurations as requested. Based upon testing to-date, the Company does not believe additional product testing will result in the discovery of any materially adverse Year 2000 readiness issues.

The Company has completed review of its Year 2000 readiness with respect to its information systems. The review has not identified any significant information systems Year 2000 issues beyond those that will be corrected through implementation of planned systems upgrades. Vendors for the Company's information systems have represented those systems, with the planned upgrades, to be Year 2000 compliant. The Company has completed Year 2000 Readiness testing and upgrades of the Company's information systems as planned.

The Company estimates the costs in 1998, including payments to third parties and estimates of internal costs, for developing and implementing its Year 2000 readiness plan were less than $200,000. The Company expects additional implementation costs in 1999 to be less than $300,000. Costs incurred for the nine month period ending September 30, 1999 were less than $150,000.

The Company has not developed a most reasonably likely worst case scenario. However, it is developing contingency plans in the event mission-critical third-party vendors or other significant third parties fail to adequately address Year 2000 issues. Such plans principally involve identifying alternative vendors or, in the extreme, adding inventory safety stocks. There can be no assurance that any such plans will fully mitigate any such failures or problems. The Company continues to monitor its mission-critical third party vendors Year 2000 readiness status and believes they have achieved or will achieve Year 2000 readiness by December 31, 1999. In addition, there are mission-critical third parties, such as utilities, transportation and telecommunication companies where alternative arrangements or sources are limited or unavailable.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company's principal sources of liquidity consisted of cash and short-term investments of approximately $17.0 million, and funds available under an unused existing bank line of credit of $10.0 million. Cash and short-term investments increased by $6.0 million from December 31, 1998.

The Company's operating activities generated cash during the nine months ended September 30, 1999 of $9.1 million, compared to using cash of $4.4 million for the same period last year. This improvement in operating cash flows was primarily attributable to improved operating results and to the Company's asset management programs aimed at increasing turnover of accounts receivable and inventories and a smoother revenue flow. During the third quarter of 1999, 46% of revenue came in July and August, compared with 15% of revenue in the first two months of the quarter ended March 31, 1999 and 40% of revenue in the first two months of the quarter ended June 30, 1999. A significant portion of the receivables associated with July and August revenue was collected before September 30, 1999.

The Company's trade receivables increased to $14.4 million at September 30, 1999 from $14.0 million at December 31, 1998, as a result of an increase in quarterly net sales from the fourth quarter of 1998 to the third quarter of 1999 of $4.6 million, mostly offset by the impact of a smoother revenue flow discussed above. Days sales outstanding in trade receivables were 88 days at September 30, 1999, compared to 122 days at December 31, 1998. Inventories decreased to $14.3 million at September 30, 1999 from $14.9 million at December 31, 1998, as a result of increased sales volume combined with focused inventory reduction programs. Deferred revenue increased to $2.6 million at September 30, 1999 compared to $2.0 million at December 31, 1998, due to timing of renewals and billings associated with customer maintenance contracts.

During the nine months ended September 30, 1999, the Company continued to invest in equipment and capitalized software development costs. Purchases of equipment and service spare parts amounted to $2.2 million, while capitalization of software development costs amounted to $1.4 million.

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

The Euro is the functional currency of the Company's subsidiaries in France, Germany and Switzerland. The Yen is the functional currency of the Company's subsidiary in Japan. The Company does maintain cash balances denominated in currencies other than the U.S. Dollar in order to meet minimum operating requirements of its foreign subsidiaries. The Company plans to begin utilizing hedging instruments to mitigate fluctuations in currency exchange rates during the fourth quarter of 1999.

                            PART II OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended September 30, 1999, the Company made no sales of securities that were not registered under the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         10. (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

         27.  Financial Data Schedule

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 1999.


                   INTEGRATED MEASUREMENT SYSTEMS, INC.
                   (Registrant)

                   /s/ Fred Hall
                   -------------------------------------

                   Fred Hall
                   Chief Financial Officer
                   (on behalf of the Registrant and as Principal
                    Financial Officer)