Form 10-K
period 1999-12-31
INTEGRATED MEASUREMENT SYSTEMS INC /OR/
filed 2000-03-30
CIK 945441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___________________

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $100,836,959 on March 15, 2000, based upon the last sales price of the Common Stock on that date reported in the NASDAQ National Market System. On March 15, 2000, there were 7,798,055 shares of the Registrant's Common Stock outstanding, including 2,659,866 held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Document                   Part of Form 10-K into which incorporated
            --------                   -----------------------------------------
Portions of Proxy Statement to be                     Part III
used in connection with the
Company's 2000 annual meeting of
shareholders to be
held on or about May 16.

                      INTEGRATED MEASUREMENT SYSTEMS, INC.
                          1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.     Business                                                           3

Item 2.     Properties                                                         8

Item 3.     Legal Proceedings                                                  8

Item 4.     Submission of Matters to a Vote of Security Holders                8

                                     PART II

Item 5.     Market for Registrants Common Equity and Related                   9
            Stockholder Matters

Item 6.     Selected Financial Data                                           10

Item 7.     Management's Discussion and Analysis of Results of                11
            Operations and Financial Condition

Item 7A.    Quantitative and Qualitative Disclosures About                    18
            Market Risk

Item 8.     Financial Statements and Supplementary Data                       18

Item 9.     Changes in and Disagreements with Accountants on                  18
            Accounting and Financial Disclosure

                                    PART III

Item 10.    Directors and Executive Officers of Registrant                    19

Item 11.    Executive Compensation                                            19

Item 12.    Security Ownership of Certain Beneficial Owners and               19
            Management

Item 13.    Certain Relationships and Related Transactions                    19

                                     PART IV

Item 14.    Exhibits, Financial Statements Schedules, and Reports             19
            on Form 8-K

                                     PART I

Item 1. Business

                                     GENERAL

Integrated Measurement Systems, Inc. (the Company) was incorporated in Oregon in 1983. The Company operated as an independent entity until it was acquired by Valid Logic, Inc. ("Valid Logic") in 1989. In 1991, the Company became a wholly-owned subsidiary of Cadence Design Systems, Inc. ("Cadence") as a result of the merger of Valid Logic with Cadence. Both Cadence and Valid Logic operated the Company as a separate subsidiary. On July 21, 1995, the Company successfully completed an initial public offering of common stock, with 375,000 shares sold by the Company, and 2,615,000 shares sold by Cadence. In February 1997, the Company completed a secondary public offering of common stock, in which 700,000 shares were sold by the Company and 950,000 shares were sold by Cadence. As of December 31, 1999, Cadence owned approximately 36% of the outstanding shares of common stock of the Company. On September 3, 1998, the Company acquired all of the assets of PerformIC, a Germany-based designer and manufacturer of memory engineering Test Stations, and subsequently established its European Design Center in Dresden, Germany. The Company's European Design Center will concentrate on the development of technologies aimed at addressing the engineering test needs of memory manufacturers. The Company's common stock is traded on the NASDAQ National Market System under the symbol IMSC.

                              PRODUCTS AND SERVICES

The Company designs, manufactures, markets and services a family of versatile, high performance engineering IC validation systems. Customers use the Company's IC validation systems to test, at the prototype stage, complex digital, mixed-signal and memory devices such as microprocessors, application specific integrated circuits (ASICS's), multi-chip modules (MCM's), static random access memory (SRAM) and dynamic random access memory (DRAM) devices. In addition, the Company develops, markets and supports a line of Virtual Test Software that permits design and test engineers to automate test program development and to conduct simulated tests of electronic device designs prior to the fabrication of the prototype of the actual device. The Company's products enable its customers to shorten time-to-market, enhance accuracy of design, reduce both the time required to test and the cost of testing devices and provide reliable and prompt feedback to both design and test engineers.

IMS IC Validation Systems Products

The Company's IC validation systems play a variety of roles in bridging the gap between electronic design automation (EDA) to automated test equipment (ATE). At the beginning of the process, the Company's software converts design engineering data, including EDA simulation data, into data compatible with the Company's IC validation systems, thus bridging the gap between design software and verification. The IMS IC validation systems enable data conversion from popular simulation products including Verilog, VHDL, Quicksim and others.

The IMS IC validation systems stimulate the device under test by sending defined signals to the device, measuring the actual output and comparing it with the expected output. The IMS IC validation systems perform these functions at real-time device operating speeds. Using the Company's products, design and test engineers can identify failures, assess areas of concern, run short diagnostic sequences to pinpoint the cause(s) of failure, and identify changes needed to correct or enhance designs. IMS IC validation systems are designed to work with industry standard computers to receive and execute test commands and report the results of test procedures. IMS IC validation systems can also be linked to widely used EDA software tools, including those offered by Cadence, Mentor Graphics, Synopsys and others. The result is a reduction of the overall time required for verification and characterization, more timely feedback to design engineers and hence lower cost of design, reduced time-to-market and increased competitiveness for the companies designing today's increasingly complex integrated circuits.

The Company complies with industry standard conventions which facilitate compatibility with ATE equipment. Compatible output between the Company's IC validation systems and ATE systems enables rapid movement of devices from the engineering test environment to production test.

The Company's IC validation systems are designed and configured to match varying customer requirements. Generally, they differ from one another as to the maximum clock speed and data rates (from 40 MHz to 500 MHz), size of the device to be tested (from 16 to 896 or more total pins), device type (digital, mixed-signal, MCM, memory), flexibility in the number and variety of applications (verification, characterization, failure analysis, etc.), and price. IC validation systems typically range in price from $500,000 to $1.5 million, though high-speed, high-pin-count systems can sell for over $2.0 million (depending on configuration and intended application).

The Company currently offers three families of IC validation systems. The logic family, which accounted for 65% of total revenues in 1999, is the oldest and largest of the three families. Customers typically use the Company's logic IC validation systems to verify the designs of complex microprocessors, application specific IC's (ASIC's) and Multichip Modules (MCM's). Included in this family is the Vanguard, the Company's flagship product during 1999, which can test devices at up to 500MHz. The Vanguard systems sell for between $700,000 and $2,300,000, depending on the configuration, and accounted for the majority of logic family revenues in 1999. The logic IC validation system family also includes the ATS and XTS products, the Company's leading logic IC validation system products prior to 1999, which can test devices at up to 400MHz. These systems sell for between $250,000 and $1,800,000, depending on the configuration.

The mixed-signal family of IC validation systems includes the Electra and the Electra MX, which was introduced in 1999. Mixed-signal IC validation systems are used by customers to verify the designs of complex devices used in such applications as telecommunications, system-on-chip (SOC) and video electronics. Depending on the configuration, the mixed-signal IC validation systems can test devices at up to 400 MHz and sell for between $300,000 and $2,100,000. Mixed-signal Test Stations accounted for 10% of total revenues in 1999.

With the acquisition of Perform IC in September, 1998, the Company added its newest IC validation system family, the Orion Memory IC validation systems. The Orion is used by customers to verify the designs of complex SRAM's and DRAM's at speeds up to 200MHz. Depending on the configuration, these IC validation systems sell for between $350,000 and $500,000. The Company began shipping Orion IC validation systems to customers during the second quarter of 1999. Sales of the Orion Memory systems contributed 4% of total 1999 revenues.

IC Validation Systems Software Products

The Company has developed IC validation systems software products that are either embedded in the Company's IC validation systems or sold as separate add-on software products. These software packages provide optimal operation in various applications, including interactive device verification, automated device characterization, and EDA and ATE system linkages.

The Company's IC validation systems can be interfaced to a network, allowing the IC validation systems access to other resources on the network, and allowing multiple workstations on the network to have access to the IC validation system. Using various software tools available from the Company or from third-party vendors, users can import and export test data to and from the EDA environment. In addition, test information can be exported for use on traditional ATE systems.

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

The Company's TestDirect Virtual Test Software, introduced in 1997, is a productivity tool for digital test engineers. TestDirect is a test pattern generation program that provides test engineers with an automatic tool for generating ATE test patterns from the designer's original test bench simulation environment. This process shortens the test development time and the overall product development cycle, increasing a customer's revenue potential and improves their time-to-market competitiveness. The IMS Digital VirtualTester, introduced in 1998, is the first automated test productivity software tool to provide a high-quality, cost-effective way to verify and debug IC test patterns and timing on engineering workstations without having to wait until first silicon and without using valuable ATE time. Harnessing the power of EDA simulation and proprietary ATE data, the Digital VirtualTester can reduce time-to-market costs by allowing engineers to perform IC test development prior to silicon fabrication in a fault-free, virtual test environment.

Although the market for Virtual Test Software is difficult to quantify, the Company believes that its TestDirect, and Digital VirtualTester software products and services provide a significant advantage to semiconductor designers and test engineers . The Virtual Test software products currently operate in conjunction with Cadence, Synopsys and Mentor Graphics EDA software and certain ATE machines manufactured by Advantest, Agilent, Schlumberger, Teradyne and Credence later this year. In 1999, revenues from the sale of Virtual Test Software comprised approximately 5% of the Company's net sales.

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

The Company has historically devoted the great majority of its research and development efforts to the design and development of engineering IC validation systems and related hardware and software technologies. Certain of the Company's Virtual Test Software technologies were purchased by the Company. The Company is currently developing additional software products for its Virtual Test product line and expects to continue considerable internal research and development efforts for this product line in the future.

The Company also from time to time evaluates opportunities to acquire additional technology and assets. In 1998, the Company acquired PerformIC a developer of technologies aimed at addressing the engineering test needs of memory manufacturers. As a result, the Company has established its new European Design Center in Perform IC's facilities in Dresden, Germany to principally concentrate on developing IC validation system technologies to address the memory market.

The Company's research and development efforts are performed by approximately 82 employees at locations at Company headquarters in Beaverton, Oregon and the Company's European Design Center in Dresden, Germany.

                            MANUFACTURING OPERATIONS

The Company's test systems are complex and are used by the Company's customers in critical projects that demand a high level of quality and reliability. The Company invests significant resources to assure the high quality and reliability of its test systems and is committed to providing a high level of service to its customers in the event of malfunction to minimize downtime. The Company's manufacturing operations primarily consist of order administration, materials planning, procurement, final assembly, quality control of materials, components and subassemblies, final systems integration and extensive calibration and testing. The Company uses manufacturing control software to monitor orders, purchasing, inventory, production and manufacturing costs.

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

The Company manufactures its digital and mixed-signal IC validation systems at its headquarters facility in Beaverton, Oregon. The Company's Orion IC validation systems are manufactured at its European Headquarters in Sargans, Switzerland.

The Company believes it has developed a strong vendor base, purchasing components and subassemblies both from national distributors and directly from vendors' factories. Some of the subassembly vendors are small, local companies to which IMS represents substantial volume.

Currently, the Company purchases a number of critical parts from sole source suppliers for which alternative sources are not available. The Company's reliance on a sole or a limited group of suppliers, some of which are small independent companies, and on outside subcontractors involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. The Company has generally been able to obtain adequate supplies of components in a timely manner from current vendors, or, when necessary to meet production needs, from alternate vendors. The Company has thus far been able to avoid any material adverse impact on timing of customer deliveries for its IC validation systems. However, no assurance can be given that supply problems will not occur or, if such problems do occur, that the Company's solutions to these problems will be effective in every case. Any prolonged inability to obtain adequate supplies of quality components or any other circumstances that would require the Company to seek alternative sources of supply could have a material adverse effect on the Company's business, financial condition and results of operations and could damage the Company's relationships with it customers.

The Company's IC validation systems have a history of staying in the market for many years. Over time suppliers of critical components may discontinue manufacturing such components. In such cases, when designing that component out of the product is deemed to not be feasible, the Company will place a last time buy order for the component. Although the Company uses the best information available at the time to determine the last time buy quantities, no assurance can be given that such quantities will be adequate to meet the requirements over the remainder of the product's remaining life. There also can be no assurance given that such life time buy quantities are not in excess of requirements over the product's remaining life.

                               MARKETING AND SALES

The Company markets its products in the United States through a direct sales force which has primary responsibility for developing orders, coordinating distribution, providing demonstrations and providing applications support. The Company employs skilled applications and service engineers and technically proficient sales people capable of serving the sophisticated needs of prospective customers' engineering staffs as part of the customer support process. The U.S. sales force is managed from the Company's headquarters in Beaverton, Oregon and its regional offices in Irvine and Santa Clara, California; Boston, Massachusetts; Phoenix, Arizona; and Columbia, Maryland.

The Company markets its products in the European region through a direct sales force in France and the United Kingdom, and independent distributors in Germany, Scandinavia, Italy, Turkey and Israel Kingdom. In Asia the Company sells through through a direct sales force in Japan and through distributors in Taiwan, the People's Republic of China, Hong Kong, Malaysia/Singapore, Philippines and Korea. The Company's foreign sales and service operations are subject to risks inherent in foreign operations, including unexpected changes in regulatory requirements, exchange rates, tariffs or other barriers and potentially negative tax consequences. In addition, in certain jurisdictions, there is a risk of reduced protection for the Company's copyrights, trademarks and trade secrets. Additional information regarding foreign sales is contained in Notes 12 and 13 to the Financial Statements contained in this Annual Report.

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

For the years ended December 31, 1999, 1998, and 1997, sales to one customer represented approximately 50%, 25% and 27% of the Company's net sales, respectively. No other customer accounted for more than 10% of the Company's net sales in 1999, 1998 or 1997.

                                   COMPETITION

The design and test equipment market is highly competitive. Although the Company believes that it has a competitive advantage in the verification market due to the high performance and cost effectiveness of its products, the Company anticipates that technical advancement in the industry generally could lead to increased competition in the future.

The Company believes that the principal competitive factors in the verification and characterization markets are ease of use, product performance and reliability, price, marketing and distribution capability, service and support and the supplier's reputation and financial stability. The Company believes that it competes favorably with respect to all principal competitive factors and that it is particularly strong in the areas of ease of use, product performance, low cost and service and support.

The Company currently competes with a number of other verification and characterization equipment manufacturers. Competitors for the Company's digital and mixed-signal IC verification systems include companies such as Agilent, Teradyne, Credence and Schlumberger. The primary competitor for the Company's Orion memory IC validation systems is Mosaid. Most of these companies have significantly greater financial, marketing, manufacturing and technological resources than the Company. New product introductions or product announcements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Moreover, increased competitive pressure could lead to intensified price-based competition, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its long-term success will depend largely on its ability to identify design and test needs ahead of its competitors and develop products which respond to those needs in a timely manner. In addition, no assurance can be given that other companies, including EDA companies, will not develop methodologies and products that are competitive with the Company's Virtual Test Software business. The Company also believes that to remain competitive, it will require significant financial resources in order to invest in new product development and to maintain a worldwide customer service and support network. There can be no assurance that the Company will continue to compete successfully in the future.

                          CUSTOMER SUPPORT AND SERVICE

To be competitive, the Company believes it must provide a high level of support and service. Support and service accounted for 16% of the Company's net sales for the fiscal year ended December 31, 1999. The Company maintains and supports products sold directly in the United States, Europe and Japan with the Company's service and support personnel. The Company's international distributors and dedicated international sales agents generally provide maintenance and support to their customers. The Company offers a toll-free technical support hotline to customers and distributors. Support engineers answer the technical support calls and generally provide same-day responses to questions that cannot be resolved during the initial call. When necessary, however, support engineers are dispatched to the customer's facility.

The Company maintains a rapid response program, which is designed to quickly respond to customer support issues. Many of the Company's customers currently have support agreements with the Company. The Company ranked first in 1998, 1997, 1996, 1995, 1994 and 1993 in customer satisfaction and quality for suppliers of test and material handling equipment according to VLSI Research, Inc. The Company generally warrants its IC validation systems for twelve months, and in certain instances for 24 months. During the warranty period, the Company will repair or replace failed components, will investigate all reported software problems and will endeavor to provide a solution. No assurances can be given that warranty costs will not increase in the future or that any such increase would not have a material adverse effect on the Company's financial condition and results of operations.

                                    EMPLOYEES

At December 31, 1999, the Company had 268 employees, including 68 in marketing and sales, 83 in manufacturing and service, 82 in research, development and engineering and 35 in administration and finance. The Company also has 3 dedicated employees on the payroll of affiliated companies, which are international subsidiaries of Cadence. The Company reimburses Cadence the full cost of the employees' expense to Cadence under the terms of a Corporate Services Agreement between the Company and Cadence. These employees work full time on the Company's business and report to and are directly managed by the Company. See "Item 13. Certain Relationships and Related Transactions." The Company believes that its future success will depend on its continued ability to attract and retain highly qualified technical, management and marketing personnel. The Company's employees are not represented by a collective bargaining unit, and the Company believes that its employee relations are very good.

Item 2. Properties

The Company's executive offices, as well as its principal manufacturing, engineering and marketing operations, are located in a leased building of approximately 80,000 square feet in Beaverton, Oregon. The lease expires on February 29, 2004. The Company believes the space will be adequate through that period and, if required, suitable additional space is available nearby. The Company also leases a total of approximately 11,000 square feet of office space in which certain of its regional sales offices are located.

Item 3. Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

Item 5. Market for Registrants Common Equity and Related Stockholder Matters

The Company's common stock is traded publicly on the Nasdaq National Market under the symbol "IMSC." The following table sets forth, for the periods indicated, the high and low prices for the Company's common stock as reported by the Nasdaq National Market.

                                                               High       Low
                                                               ----       ---
Fiscal 1998
      First Quarter.........................................    17 3/8        11
      Second Quarter........................................    12 1/2     7 5/8
      Third Quarter.........................................    10 5/8     5 3/8
      Fourth Quarter........................................    13 1/4     5 1/4
Fiscal 1999
      First Quarter.........................................        11         7
      Second Quarter........................................    14 3/8     6 3/4
      Third Quarter.........................................   15 1/16     9 3/4
      Fourth Quarter........................................    14 1/2   10 7/16

As of March 15, 2000, there were approximately 1,525 shareholders that held beneficial interests in shares of common stock. The Company has not paid any cash dividends on its common stock, and it does not anticipate paying any cash dividends in the foreseeable future.

During the quarter ended December 31, 1999, the Company made no sales of securities that were not registered under the Securities Act of 1933.

Item 6. Selected Financial Data

                    (In thousands, except per share amounts)

                                                            Year ended December 31,
                                            --------------------------------------------------------
                                              1999        1998         1997        1996        1995
                                            -------     -------      -------     -------     -------
Consolidated Statements of Operations Data:
   Net sales ...........................    $56,070     $36,697      $46,850     $50,837     $41,093
   Gross margin % ......................       62.2%       59.6%        65.5%       64.3%       61.6%
   Operating income (loss) .............     $7,374     $(4,587)      $7,073      $9,495      $5,469
   Operating income (loss) % ...........       13.2%      (12.5)%       15.1%       18.7%       13.3%
   Net income (loss) (a) ...............     $5,581     $(3,331)      $5,205      $6,166      $3,535
   Basic earnings (loss) per share (a) .      $0.74      $(0.44)       $0.70       $0.92       $0.54
   Diluted earnings (loss) per share (a)      $0.70      $(0.44)       $0.67       $0.88       $0.53

                                                                   December 31,
                                            --------------------------------------------------------
                                              1999        1998         1997        1996        1995
                                            -------     -------      -------     -------     -------
Consolidated Balance sheet data:
   Cash and cash equivalents ...........     $7,507      $3,379      $17,464      $9,545      $8,930
   Short-term investments ..............    $15,117      $7,630       $8,371          --          --
   Total assets ........................    $74,424     $63,414      $65,523     $44,314     $35,184
   Long-term obligations, net of
     current portion ...................       $213        $363         $152        $278         $54
   Shareholders' equity ................    $61,820     $53,542      $57,433     $34,859     $26,484

(a) Net income, basic earnings per share and diluted earnings per share for 1998, before nonrecurring acquisition and restructuring charges, were $129, $0.02 per share, and $0.02 per share, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


(Unless otherwise indicated, all numerical references are in thousands, except percentages and share data.)

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

COMPANY BACKGROUND

The Company was founded in 1983 to design and develop engineering IC validation systems to test and measure complex electronic devices at the prototype stage. The Company was acquired by Valid Logic in 1989 and then by Cadence in 1991 as a result of the merger of Valid Logic into Cadence. Cadence operated the Company as a separate subsidiary.

In July 1995, the Company successfully completed an initial public offering of common stock, yielding net proceeds to the Company and Cadence of $3.3 million and $26.6 million, respectively. In February 1997, the Company completed a secondary public offering of its common stock, including 700,000 shares issued by the Company, and 950,000 shares sold by Cadence, yielding net proceeds to the Company and Cadence of $13.4 million and $18.6 million, respectively. As of December 31, 1999, Cadence continues to own approximately 36% of the Company's common stock.

RESULTS OF OPERATIONS

Net Sales

Net sales is comprised of engineering IC validation systems sales, software sales (including IC validation systems software and Virtual Test Software) and service sales, which consists primarily of revenue derived from maintenance and consulting contracts.

Net sales rose sharply in 1999 after two consecutive years of sales declines. In general, two factors contributed to the increase:

      1) The product line is broader than it was two years ago. Towards the end of 1998, the Company released the 500Mhz Vanguard logic IC validation system, Electra and Electra MX mixed-signal IC validation systems, all of which contributed to the increase in net sales . Additionally, in mid-1999, the Company began customer shipments of the Orion Memory IC validation system . Systems and software sales for the last three years are as follows:

                                          Year ended December 31,
                             ---------------------------------------------------
                                       Increase              Increase
                               1999   (Decrease)     1998   (Decrease)     1997
                             -------   -------     -------   -------     -------
Systems
  Vanguard ...............   $19,032       444%     $3,500       n/a          $0
  Other Logic ............    14,553        (8)     15,766       (44%)    28,373
  Mixed Signal ...........     5,329        75       3,052       (17)      3,686
  Memory .................     2,211       n/a           0       n/a           0
                             -------   -------     -------   -------     -------
     Total Systems .......   $41,125        84%    $22,318       (30%)   $32,059
                             =======   =======     =======   =======     =======

Software
  Systems ................    $2,958        43%     $2,066        52%     $1,358
  Virtual Test ...........     2,882        12       2,566         9       2,360
                             -------   -------     -------   -------     -------
     Total Software ......    $5,840        26%     $4,632        25%     $3,718
                             =======   =======     =======   =======     =======

2) Capital spending within the Semiconductor Industry increased in 1999 for the first time in several years. Although our revenues do not necessarily correlate directly with industry capital spending, the increase in expenditures indicates a healthier selling environment for our products. Semiconductor capital spending over the past three years is as follows:

                                                     Year ended December 31,
                                 --------------------------------------------------------------------
                                                Increase                    Increase
                                    1999       (Decrease)       1998       (Decrease)        1997
                                 -----------   ----------    -----------   ----------     -----------
Semiconductor Capital Spending
(Per VLSI Research, Dec. 1999)   $32,518,000           10%   $29,463,700          (35%)   $45,562,000

Systems Sales

Systems sales in 1999 increased $18.8 million or 84% over 1998, after decreasing $9.7 million or 30% in 1998 from 1997. Sales of the 500 MHz Vanguard logic IC validation system, almost entirely to the Company's largest customer, accounted for 46% of net system sales in 1999, up from 16% in 1998. The Vanguard is the Company's flagship product and eventually will be the platform for our mixed-signal and system-on-chip (SOC) solutions in addition to the current logic solutions. Sales of other logic systems declined by $1.2 million or 8% from 1998 as a result of the Vanguard ramp, but still accounted for 35% of net system sales. The Company expects these products to continue to contribute to revenues over the next several years. Mixed-signal systems sales increased $2.3 million or % over 1998, with most of the volume occurring in the latter part of 1999. Nearly all mixed-signal sales in 1999 were for the Electra family, while all mixed-signal sales in 1998 were for older generation products. The Company began shipping Orion memory IC validation systems in the second quarter of 1999. There were no revenues from memory systems in 1998.

System sales in 1998 declined $9.7 million or 30% from 1997. This decline resulted in part from the generally depressed state of the semiconductor industry, and in part because of a strategy shift made by the Company's largest customer. That customer was in the process of segmenting its markets over 1997 and 1998 and, as a result, spent substantially less money on the Company's systems as it developed and implemented its segmentation strategy. A number of the design starts resulting from this strategy shift are now getting to the prototype validation stage, driving the current demand for Vanguard systems.

Software Sales

System software sales increased $892 or 43% in 1999 from 1998. The increase is directly attributable to the increase in system sales, and particularly Vanguard system sales, which carry a higher dollar volume of software revenue. Virtual Test software revenues increased by $316 or 12% in 1999 from 1998, as increased sales of standardized Virtual Test software licenses more than offset reduced sales of custom software. The Company no longer pursues non-standard custom software sales, and now focuses on developing standard products that can be sold multiple times to multiple customers.

System software sales in 1998 increased $708 or 52% from 1997 largely due to the introduction of the Vanguard IC validation system in late 1998. Virtual Test software sales increased by $206 or 9% in 1998 compared to 1997, as the Company began shifting from non-standard custom software sales to standard software product sales as discussed above.

Service Sales

Service revenues declined in 1999 by $642 or 7% from 1998. In 1998, service revenues decreased $1.3 million or 12% from 1997. The principle reason for these declines was the Company's decision to exit the consulting business for Virtual Test and focus on sales of standard Virtual Test software products.

International sales amounted to 25% of net sales for the year ended December 31, 1999 compared to 26% and 34% of net sales for 1998 and 1997, respectively. The decrease in international sales since 1997 has been due primarily to much lower sales to customers in the Asia-Pacific region, partially offset by moderate improvement in net sales in Europe. Sales to one customer amounted to 50%, 25% and 27% of net sales in 1999, 1998, and 1997, respectively. No other customer accounted for more than 10% of the Company's net sales in 1999, 1998 or 1997.

Gross Margin

For the year ended December 31, 1999 gross margin was $34.9 million or 62% of net sales compared to $21.9 million or 65% of net sales, excluding non-recurring charges, for 1998, and $30.7 million or 66% of net sales for 1997. During 1999, slower growth for higher-margin software sales relative to growth in systems sales, increased provisions for warranty costs (due to an increase in standard warranty terms from 90 days to one year, and to two years for the Company's largest customer), and sales of certain lower-margin older generation systems resulted in gross margins below the prior years levels, excluding non-recurring charges. Overall gross margin percent in 2000 is expected to remain at similar levels to those realized in 1999.

The gross margin from sales of the Company's IC validation systems was 61% for 1999, compared to 64% for 1998, excluding non-recurring charges, and 62% for 1997. Software gross margin of 86% for 1999 was slightly higher than the 1998 gross margin of 85%. Software gross margin in 1998 and 1999 declined from 94% in 1997 due primarily to the impact of costs of customization of certain software products sold during the first half of 1998, and increased amortization of capitalized software development costs. Sales of services yielded gross margin of 50% for 1999, down from 58% in 1998 and 67% in 1997. Service gross margin declined from 1997 through 1999 due primarily to a decrease in higher-margin Virtual Test consulting contracts during these periods.

In September, 1998, the Company acquired all of the assets of PerformIC for a cash price of $1.3 million. PerformIC, located in Dresden, Germany, is a developer of technologies aimed at addressing the engineering test needs of memory manufacturers. In connection with this acquisition, a charge of $2.0 million was recorded in Systems Cost of Sales for inventories rendered obsolete by the PerformIC acquisition. With this acquisition, the Company opened its new European Design Center in Dresden.

Operating Expenses

For the year ended December 31, 1999, research, development and engineering (R&D) expenses increased by $1.6 million or 24% to $8.4 million from $6.8 million for the same period in 1998. R&D expenses were $7.4 million in 1997.
The increase in 1999 was due primarily to the Company's investment in the development of the Orion memory IC validation system products, combined with lower capitalization of software development costs. As a percentage of net sales, R&D expenses were 15% for the year ended December 31, 1999 and 18% and 16% for 1998 and 1997, respectively. The decrease in R&D expenses as a percentage of net sales in 1999 was attributable to the increase in net sales discussed above. Capitalized software development costs and amortization were $1.9 million and $1.4 million, respectively, for the year ended December 31, 1999, compared with $2.4 million and $748, respectively, in 1998, and $1.1 million and $753, respectively, in 1997. Amortization of capitalized software development costs increased in 1999 because capitalized amounts related to the Vanguard IC validation system and certain Virtual Test products began amortizing when the products were released to customers beginning in late 1998.

For the year ended December 31, 1999, selling, general and administrative (SG&A) expenses increased by $1.3 million or 8% to $19.1 million from $17.8 million in 1998. In 1998, SG&A expenses increased 10% or $1.6 million from $16.2 million in 1997. The increase in operating expenses in 1999 primarily reflects payment of sales commissions on higher sales volumes, and payment of employee performance bonuses attributable to Company achievement of specified operating income targets. The increase in SG&A expenses in 1998 over 1997 was principally the result of increased investment in the Company's direct distribution channels, most notably in Europe and Japan, as well as increased distributor commissions for sales in regions not served by the Company's direct sales organization. As a percentage of net sales, SG&A expenses decreased to 34% for the year ended December 31, 1999 compared to 48% for the same period in 1998 and 35% in 1997. The 1999 decrease in SG&A expenses as a percent of net sales resulted directly from the increase in net sales discussed above.

During the second half of 1998, the Company implemented a restructuring plan, including a reduction in the Company's worldwide employee headcount by approximately 14%, the termination of certain international distributor agreements, and the establishment of direct sales operations in Europe and Asia. The primary objectives of the restructuring plan were to strengthen the Company's international distribution channel, and to maintain acceptable operating expense levels as the Company moved forward.

The total non-recurring acquisition and restructuring charges recorded in 1998 operating expenses amounted to $1.9 million. These charges included acquired in-process research & development of $861 associated with the acquisition of PerformIC, $623 associated with the termination of certain international distributors, and $424 for severance costs.

Other Income, net

Other income, net was $834 for 1999, $760 for 1998 and $932 for 1997. The increase in other income, net for 1999 from 1998 was due primarily to foreign exchange transaction gains. The decrease in other income, net from 1997 to 1998 was due to the impact of lower average cash and investment balances on interest income.

Income Taxes

The Company's effective tax rate was 32% for the year ended December 31, 1999. The Company's benefit from income taxes for 1998 reflects recognition of a portion of the benefit from net operating loss carryforwards. At December 31, 1998, the Company had recorded deferred tax assets from net operating loss carryforwards of $3.5 million, against which it recorded a valuation allowance of $2.4 million. As the Company returned to profitability during 1999, this valuation allowance was reduced appropriately by approximately $2.1 million. Of this reduction in the valuation allowance, approximately $1.5 million was credited directly to Shareholders' Equity in recognition of the tax benefits from deduction of employee gains on stock option exercises for tax return purposes. The Company's effective tax rate for the year ended December 31, 1997 was 35%.

The Company's income tax position includes the effects of available tax benefits in certain countries where the Company does business, benefits for available net operating loss carryforwards, and tax expense for subsidiaries with pre-tax income. While management anticipates the Company's effective tax rate to remain at levels similar to 1999, this rate is very sensitive to the geographic and product mix of the Company's net sales, and therefore could be higher or lower in the future depending upon actual net sales realized.

Net Income

As a result of the various factors discussed above, net income for the year ended December 31, 1999 increased to $5.6 million or $0.70 per diluted share compared to a loss of $3.3 million or $0.44 per share for the corresponding period in 1998. Net income for the year ended December 31, 1997 was $5.2 million or $0.67 per diluted share.

Future Operating Results

Results of operations for the periods discussed above should not be considered indicative of the results to be expected in any future period, and fluctuations in operating results may also result in fluctuations in the market price of the Company's common stock. Like most high technology and high growth companies, the Company faces certain business risks that could have adverse effects on the Company's results of operations. These risks include, but are not limited to, the following:

Sales of the Company's products to a limited number of major customers are expected to continue to account for a high percentage of net sales over the foreseeable future. Any sudden reduction or loss of orders from any major customer would have a material adverse effect on the Company's financial condition and results of operations.

The Company is dependent on high-dollar customer orders, deriving a substantial portion of its net sales from the sale of engineering IC validation systems which typically range in price from $0.3 million to over $2.0 million per unit. A substantial amount of the Company's net sales are typically realized in the last few days of each quarter. During 1998, the Company's quarterly net sales were negatively impacted by customer decisions to delay or cancel plans to place orders for the Company's products in the last few days of the quarter. The timing and sales price of a single order can have a significant impact on the Company's net sales and results of operations for a particular period. The Company's net sales and results of operations may be negatively impacted if an order is received too late in a given period to permit product shipment during that period.

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

Year 2000

During 1999 and 1998, the Company developed and executed its Year 2000 Readiness Plan which included steps to monitor, test and implement corrective measures for the Company's critical vendors and suppliers, products and information systems . The Company estimates the costs incurred during 1999 and 1998, including payments to third parties and estimates of internal costs, for developing and implementing its Year 2000 readiness plan were less than $300 and $200, respectively. To date, the Company has not been impacted by any material Year 2000 issues.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company's principal sources of liquidity consisted of cash, cash equivalents and short-term investments of approximately $22.6 million, and funds available under an existing bank line of credit of $10.0 million. Since 1988, the Company has relied on cash generated from operations and cash raised through public stock offerings as its principal source of liquidity.

Operating Activities

The Company's net cash flows from operating activities includes cash received from customers, payments to suppliers, payments to employees and interest received and paid. During 1999 and 1997, net cash provided by operating activities amounted to $16.0 million and $8.8 million, respectively. During 1998, net cash used in operating activities amounted to $3.3 million.

For 1999, the Company realized a significant improvement in cash flow from operating activities, driven by the increase in net sales discussed above, combined with improvement in the days sales outstanding in trade receivables, and reductions in inventory levels. During 1998, a significant decline in revenues during a year where the Company continued to invest heavily in both its research and development efforts and in its distribution capabilities led to a decline in cash flow from operating activities. Other factors which negatively impacted cash flow from operating activities during 1998 were increases in trade receivables and inventories. The Company's trade receivables, inventories and accounts payable have fluctuated from period to period as a result of the timing of shipments, cash collections and inventory receipts near period end. The size and timing of a single customer shipment or collection can have a significant impact on trade receivables and inventories.

Trade receivables amounted to $14.0 million at December 31, 1999 and December 31, 1998. Because a more significant portion of the Company's quarterly net sales were realized earlier in each quarter during 1999 than the Company had experienced in 1998, days sales outstanding declined from 122 days at December 31, 1998 to 75 days at December 31, 1999. Inventories decreased from $14.9 million at December 31, 1998 to $13.2 million at December 31, 1999. This decrease was primarily due to the combination of increased sales volume and focused inventory reduction programs.

Investing Activities

Capital equipment expenditures of $3.1 million, $7.1 million, and $5.6 million in 1999, 1998, and 1997, respectively, were primarily for computers, software, demo equipment, engineering equipment and service spare parts used in the Company's operations. The higher level of capital spending during 1998 was largely driven by investments in production equipment and tooling necessary to begin shipments of the Company's Vanguard IC validation systems late in 1998. Following these significant investments, there was less need for additional capital expenditures during 1999.

In addition, the Company capitalized certain costs associated with software development of $1.9 million, $2.4 million and $1.1 million for 1999, 1998 and 1997, respectively. The higher amount in 1998 reflects the investment in software technology associated with the Company's new Vanguard IC validation systems which were introduced in late 1998.

Financing Activities

In 1999 and 1997, net cash provided by financing activities was $622 and $14.2 million, respectively. In 1998, net cash used in financing activities was $757.

In May 1998, the Company initiated a plan to repurchase up to 500,000 shares of its currently outstanding common stock over twelve months in open market and negotiated transactions. This repurchase program authorized the repurchase of shares in increments in accordance with SEC regulations and Board of Directors' guidance. During

1998, this program resulted in the repurchase of 150,500 shares at a total cost of $1.2 million. The Company did not repurchase any of its common stock during 1999.

Cash used for payments of certain capital leases obtained by the Company for computers and equipment used in operations was $395, $197 and $251 during 1999, 1998 and 1997, respectively. The Company received $1.0 million, $595, and $1.0 million in 1999, 1998 and 1997, respectively, from the issuance of stock under employee stock option and stock purchase plans. Cash provided by financing activities during 1997 was attributable to proceeds of $13.4 million from the Company's secondary public offering of common stock.

During 1999 and 1997, the Company realized reductions in current income tax liabilities of $1.7 million and $2.7 million, respectively, resulting from the benefit of tax deductions of employee gains upon exercise of Cadence stock options, and to a lesser extent from the exercise of the Company's employee stock options. During 1998, no such benefits were recorded as a result of the Company's pre-tax loss before deduction of such benefits. Had the Company generated sufficient pre-tax income during 1998, the tax benefits which would have been realized as a result of deduction of employee stock option gains would have amounted to approximately $1.5 million. For 1998, these deductions increased the Company's net operating loss carryforward for tax return purposes. During 1999, the Company generated sufficient pre-tax income to realize the benefit of the carryforward deduction of these option exercises. This benefit is included above in the realized reduction in income tax liabilities for 1999.

The compensation for tax purposes associated with stock option exercises and with disqualifying dispositions are typically not treated as expenses of the Company for financial reporting purposes, and the exercise of Cadence stock options does not increase the number of shares of Company common stock outstanding. The tax benefits available from the stock option deduction may decrease in the future as employee holdings of Cadence stock options decline due to option exercises and cancellations. The timing and magnitude of such decrease in tax benefits, if realized, is uncertain as the number of employee stock options which are exercised, and the amount of gains realized upon exercise, will be determined by, among other factors, fluctuations in the market value of Cadence common stock.

At the end of 1995, the Company secured a $10.0 million revolving line of credit with U.S. National Bank of Oregon, which is available for general corporate purposes as needed. Under the agreement, the Company can borrow, with interest at the bank's prime lending rate, or if lower, at certain margins above banker's acceptance or interbank offering rates. There have been no borrowings against the line of credit to date. The term of the current credit line agreement ends April 30, 2000. Management intends to renew the agreement at that time.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relate primarily to its investment portfolio. The Company mitigates its risk by diversifying its investments among high credit quality securities in accordance with the Company's investment policy. As of December 31, 1999, the Company's investment portfolio includes marketable debt securities of $16.3 million. These securities are subject to interest rate risk, and will decline in value if the interest rates increase. Due to the short duration of the Company's investment portfolio, an immediate 10 percent increase in interest rates would not have a material effect on the Company's financial condition or the results of its operations.

Foreign Currency Exchange Rate Risk

The Euro is the functional currency of the Company's subsidiaries in France, Germany and Switzerland. The Yen is the functional currency of the Company's subsidiary in Japan. The Company does maintain cash balances denominated in currencies other than the U.S. Dollar in order to meet minimum operating requirements of its foreign subsidiaries.

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Derivatives are used to manage well-defined foreign currency risks. The Company enters into forward exchange contracts to hedge the value of recorded short-term receivables and payables denominated in a foreign currency. Accordingly, the impact of exchange rates on the forward contracts will be substantially offset by the impact of such changes on the underlying transactions. The effect of an immediate 10 percent change in exchange rates on the forward exchange contracts and the underlying hedged positions denominated in foreign currencies would not be material to the Company's financial position or the results of its operations.

Item 8. Financial Statements and Supplementary Data

The financial statements and schedule listed in Item 15(a)(1) and (2) are included in this Report beginning on Page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of Registrant

The information required by Item 401 of Regulation S-K is included under the captions "Election of Directors" and "Management" in the Company's Proxy Statement to be used in connection with the Company's 2000 annual meeting of shareholders to be held on or about May 16, and is incorporated herein by reference. The information required by Item 405 of Regulation S-K is included under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be used in connection with the Company's 2000 annual meeting of shareholders to be held on or about May 16, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included under the caption "Executive Compensation" in the Company's Proxy Statement to be used in connection with the Company's 2000 annual meeting of shareholders to be held on or about May 16, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under the caption "Stock Owned by Management and Principal Shareholders" in the Company's Proxy Statement to be used in connection with the Company's 2000 annual meeting of shareholders to be held on or about May 16, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included under the caption "Certain Transactions and Relationships" in the Company's Proxy Statement to be used in connection with the Company's 2000 annual meeting of shareholders to be held on or about May 16, and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report:

      (1)   Financial Statements and Supplementary Data

            The documents and schedule listed below are filed as part of this report on the pages indicated:

                                                                            Page
                                                                            ----
            Report of Independent Public Accountants                        F-1
            Consolidated Statements of Operations                           F-2
            Consolidated Balance Sheets                                     F-3
            Consolidated Statements of Shareholders' Equity                 F-4

            Consolidated Statements of Cash Flows                           F-5
            Notes to Consolidated Financial Statements                      F-7
            Selected Quarterly Financial Data                               F-21

      (2)   Financial Statement Schedules

            The documents and schedule listed below are filed as part of this report on the pages indicated:

                                                                            Page
                                                                            ----
            Schedule II -- Valuation and Qualifying Accounts                F-22
            Report of Independent Public Accountants on Financial
            Statements Schedule                                             F-23

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

            21.       List of Subsidiaries of the Company*

            23.1.     Consent of Arthur Andersen LLP*

            27.1.     Financial Data Schedule*

            --------

            * File Herewith

      (b)   Reports on Form 8-K

            No report on Form 8-K was filed during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

INTEGRATED MEASUREMENT SYSTEMS, INC.


By /s/  FRED HALL
   ---------------------------------

Fred Hall
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 30th day of March, 2000.

       Signature                            Title
       ---------                            -----


/s/ KEITH L. BARNES             President, Chief Executive Officer, and Director
-----------------------         (Principal Executive Officer)
Keith L. Barnes


/s/ FRED HALL                   Chief Financial Officer (Principal Financial
-----------------------         and Accounting Officer)
Fred Hall


/s/ H. RAYMOND BINGHAM          Chairman of the Board
-----------------------
H. Raymond Bingham


/s/ THOMAS R. FRANZ             Director
-----------------------
Thomas R. Franz


/s/ PAUL GARY                   Director
-----------------------
Paul Gary


/s/ C. SCOTT GIBSON             Director
-----------------------
C. Scott Gibson


/s/ MILTON R. SMITH             Director
-----------------------
Milton R. Smith


/s/ JAMES E. SOLOMON            Director
-----------------------
James E. Solomon

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF INTEGRATED MEASUREMENT SYSTEMS,
INC.:

      We have audited the accompanying consolidated balance sheets of Integrated Measurement Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Measurement Systems, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                                /s/ ARTHUR ANDERSEN LLP

Portland, Oregon
January 21, 2000

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                   Year ended December 31,
                                                               -------------------------------
                                                                 1999       1998        1997
                                                               --------   --------    --------
Sales:
  Systems ..................................................   $ 41,125   $ 22,318    $ 32,059
  Software .................................................      5,840      4,632       3,718
  Service ..................................................      9,105      9,747      11,073
                                                               --------   --------    --------

    Net sales ..............................................     56,070     36,697      46,850

Cost of sales:
  Systems ..................................................     15,863      9,993      12,241
  Software .................................................        823        707         211
  Service ..................................................      4,510      4,132       3,702
                                                               --------   --------    --------

    Total cost of sales ....................................     21,196     14,832      16,154
                                                               --------   --------    --------

    Gross margin ...........................................     34,874     21,865      30,696

Operating expenses:
  Research, development and engineering ....................      8,362      6,763       7,385
  Selling, general and administrative ......................     19,138     17,781      16,238
  Acquisition and restructuring ............................         --      1,908          --
                                                               --------   --------    --------

    Total operating expenses ...............................     27,500     26,452      23,623
                                                               --------   --------    --------

    Operating income (loss) ................................      7,374     (4,587)      7,073

Other income, net ..........................................        834        760         932
                                                               --------   --------    --------

Income (loss) before income taxes ..........................      8,208     (3,827)      8,005

Provision (benefit) for income taxes .......................      2,627       (496)      2,800
                                                               --------   --------    --------

    Net income (loss) ......................................   $  5,581   $ (3,331)   $  5,205
                                                               ========   ========    ========

Basic earnings (loss) per share ............................   $   0.74   $  (0.44)   $   0.70
                                                               ========   ========    ========
Diluted earnings (loss) per share ..........................   $   0.70   $  (0.44)   $   0.67
                                                               ========   ========    ========

Weighted average number of common shares outstanding for
  basic earnings (loss) per share ..........................      7,492      7,496       7,388
Incremental shares from assumed conversion of employee
  stock options ............................................        488         --         360
                                                               --------   --------    --------
Adjusted weighted average shares for diluted earnings (loss)
  per share ................................................      7,980      7,496       7,748
                                                               ========   ========    ========

   The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                December 31,
                                                                             -----------------
                                                                               1999      1998
                                                                             -------   -------
ASSETS

Current assets:
  Cash and cash equivalents ..............................................   $ 7,507   $ 3,379
  Short-term investments .................................................    15,117     7,630
  Trade receivables, less allowance for doubtful accounts of $257 and $413    13,956    13,977
  Inventories ............................................................    13,176    14,943
  Deferred income taxes ..................................................     2,662     1,453
  Prepaid expenses and other current assets ..............................     3,453     2,381
                                                                             -------   -------

    Total current assets .................................................    55,871    43,763

Property, plant and equipment, net .......................................    10,737    11,063

Service spare parts, net .................................................     2,986     3,692

Software development costs, net ..........................................     3,915     3,457

Deferred income taxes ....................................................        --       219

Other assets, net ........................................................       915     1,220
                                                                             -------   -------

    Total assets .........................................................   $74,424   $63,414
                                                                             =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................................................   $ 1,512   $ 1,828
  Payable to Cadence, net ................................................        27       506
  Accrued compensation ...................................................     2,608     1,718
  Accrued warranty .......................................................     1,182       296
  Deferred revenue .......................................................     2,193     2,008
  Income taxes payable ...................................................       818       197
  Other current liabilities ..............................................       947     1,408
  Capital lease obligations -- current ...................................       149       394
                                                                             -------   -------

    Total current liabilities ............................................     9,436     8,355

Deferred income taxes ....................................................     1,390        --

Capital lease obligations, net of current portion ........................       213       363

Deferred compensation ....................................................     1,565     1,154

Commitments (note 5)

Shareholders' equity:
  Preferred stock, $.01 par value, authorized 10,000,000 shares;
    none issued and outstanding ..........................................        --        --

  Common stock, $.01 par value, authorized 15,000,000 shares;
    7,588,600 and 7,425,951 issued and outstanding .......................        76        74

  Additional paid-in capital .............................................    42,173    39,478

  Retained earnings ......................................................    19,571    13,990
                                                                             -------   -------

       Total shareholders' equity ........................................    61,820    53,542
                                                                             -------   -------

       Total liabilities and shareholders' equity ........................   $74,424   $63,414
                                                                             =======   =======

   The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                          Additional                 Total
                                                       Common Stock        Paid-in     Retained  Shareholders'
                                                    Shares      Amount     Capital     Earnings     Equity
                                                   --------    --------   ----------   --------  -------------
Balance, December 31, 1996 .....................      6,726    $     67    $ 22,676    $ 12,116    $ 34,859
  Contributed capital ..........................         --          --         313          --         313
  Net proceeds from secondary public offering ..        700           7      13,360          --      13,367
  Stock issued under employee stock plans ......         95           1       1,036          --       1,037
  Tax benefit from Cadence and IMS stock options         --          --       2,652          --       2,652
  Net income ...................................         --          --          --       5,205       5,205
                                                   --------    --------    --------    --------    --------
Balance, December 31, 1997 .....................      7,521          75      40,037      17,321      57,433
  Repurchases of common stock ..................       (151)         (2)     (1,153)         --      (1,155)
  Stock issued under employee stock plans ......         56           1         594          --         595
  Net loss .....................................         --          --          --      (3,331)     (3,331)
                                                   --------    --------    --------    --------    --------

Balance, December 31, 1998 .....................      7,426          74      39,478      13,990      53,542
  Stock issued under employee stock plans ......        163           2       1,015          --       1,017
  Tax benefit from Cadence and IMS stock options         --          --       1,680          --       1,680
  Net income ...................................         --          --          --       5,581       5,581
                                                   --------    --------    --------    --------    --------
Balance, December 31, 1999 .....................      7,589    $     76    $ 42,173    $ 19,571    $ 61,820
                                                   ========    ========    ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           Year ended December 31,
                                                                     --------------------------------
                                                                       1999        1998        1997
                                                                     --------    --------    --------
Cash flows from operating activities:
  Net income (loss) ..............................................   $  5,581    $ (3,331)   $  5,205
  Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
    Acquired in-process research & development ...................         --         861          --
    Depreciation and amortization ................................      5,881       4,247       4,001
    Contributed capital ..........................................         --          --         313
    Provision (benefit) for deferred income taxes ................        400        (518)        119
    Deferred compensation ........................................        411         324         372
  Net change in receivable from / payable to Cadence .............       (479)        725       1,906
  Decrease (increase) in trade receivables .......................         21      (3,395)        770
  Decrease (increase) in inventories .............................      1,767      (3,505)     (3,371)
  (Increase) decrease in prepaid expenses and other current assets
                                                                       (1,072)         47        (851)
  Net change in income taxes payable or receivable ...............      2,301         533       1,337
  Increase (decrease) in accounts payable and accrued expenses
                                                                          999         679      (1,032)
  Increase in deferred revenue ...................................        185          10          67
                                                                     --------    --------    --------

Net cash provided by (used in) operating activities ..............     15,995      (3,323)      8,836
                                                                     --------    --------    --------

Cash flows from investing activities:
  Acquisition of PerformIC .......................................         --      (1,194)         --
  Purchases of short-term investments ............................     (9,609)     (5,840)    (11,392)
  Sale of short-term investments .................................      2,122       6,581       3,021
  Purchases of equipment and service spare parts .................     (3,129)     (7,110)     (5,629)
  Software development costs .....................................     (1,873)     (2,442)     (1,070)
                                                                     --------    --------    --------

    Net cash used in investing activities ........................    (12,489)    (10,005)    (15,070)
                                                                     --------    --------    --------

Cash flows from financing activities:
  Principal payments under capital leases ........................       (395)       (197)       (251)
  Net proceeds from public stock offerings .......................         --          --      13,367
  Repurchase of common stock .....................................         --      (1,155)         --
  Proceeds from employee stock plans .............................      1,017         595       1,037
                                                                     --------    --------    --------

    Net cash provided by (used in) financing activities ..........        622        (757)     14,153
                                                                     --------    --------    --------

    Net increase (decrease) in cash and cash equivalents .........      4,128     (14,085)      7,919
Cash and cash equivalents at beginning of year ...................      3,379      17,464       9,545
                                                                     --------    --------    --------

Cash and cash equivalents at end of year .........................   $  7,507    $  3,379    $ 17,464
                                                                     ========    ========    ========

                                                            Year ended December 31,
                                                         -----------------------------
                                                           1999       1998       1997
                                                         -------    -------    -------
Supplemental schedule of noncash financing activities:
  Purchases of assets through capital leases .........   $    --    $   621    $    59
  Tax benefit from Cadence and IMS stock options .....   $ 1,680    $    --    $ 2,652
  Acquisition of PerformIC ...........................   $    --    $   125    $    --

Other supplemental cash flow disclosures:
  Income taxes refunded (paid) .......................   $   100    $   512    $(1,307)
  Interest paid ......................................   $   (45)   $   (35)   $   (41)

   The accompanying notes are an integral part of these financial statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (All numerical references are in thousands, except percentages and share data)

1. COMPANY BACKGROUND:

Integrated Measurement Systems, Inc. (the Company or IMS) commenced operations in August 1983. The Company was independent until acquired by Valid Logic in 1989. In 1991, Valid Logic merged with Cadence Design Systems, Inc. (Cadence) in a transaction accounted for as a pooling. From that time until July 21, 1995, the Company was a wholly owned subsidiary of Cadence.

In July 1995, the Company successfully completed an initial public offering of common stock. A total of 2,990,000 shares were sold, consisting of 375,000 shares issued by the Company and 2,615,000 shares sold by Cadence. In February 1997, the Company issued 700,000 additional shares of common stock, and Cadence sold 950,000 shares of the Company's common stock in a registered public stock offering. Net proceeds to the Company amounted to $13,400. At December 31, 1999, Cadence owned 36% of the outstanding common stock of the Company, with the remaining 64% publicly owned.

The Company is engaged in designing, developing, manufacturing, marketing and servicing high-performance engineering IC validation systems and software to test and measure the performance of complex electronic devices. In addition, the Company develops, markets and supports a line of Virtual Test Software that permits design and test engineers to automate test program development and to conduct simulated tests of electronic device designs prior to the fabrication of a prototype of the actual device.

The Company markets and supports its products worldwide through a network of direct sales force personnel, independent distributors and dedicated agents employed by Cadence in the United Kingdom.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the financial statements of Integrated Measurement Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries, where the functional currency is the local currency, are translated using exchange rates in effect at the end of the period and revenues and costs are translated using average exchange rates for the period. Gains and losses on translation into U.S. dollars of amounts denominated in foreign currencies for those operations where the functional currency is the local currency are not material. Transaction gains and losses are included in net income (loss) in the accompanying Consolidated Statements of Operations.

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

Reclassifications

Certain reclassifications have been made in the accompanying financial statements for 1998 and 1997 to conform with the 1999 presentation.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles (GAAP) to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the first quarter beginning after December 15, 1999. Although the Company believes its revenue recognition policies are in accordance with GAAP, the Company is currently studying SAB 101 and has not determined its impact on the Company's financial statements.

Cash and Cash Equivalents

The Company classifies all highly liquid investments with a maturity of three months or less at purchase as cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments. The Company's investments are placed with high credit-quality financial institutions and bear minimal credit risk.

Investments

The Company accounts for its investments in accordance with the Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Under the provisions of SFAS 115, the Company is required to classify and account for its security investments as trading securities, securities available for sale or securities held to maturity depending on the Company's intent to hold or trade the securities at the time of purchase. The Company's short-term investments are placed with high credit-quality financial institutions or in short-duration, high quality debt securities. The Company limits the amount of credit exposure in any one institution or type of investment instrument. As of December 31, 1999, the Company's short-term investments consisted of debt securities issued by the Federal government and agencies of the United States, and high-quality corporate and financial institution obligations. Debt securities available for sale are carried on the balance sheet at fair market value, with the change in unrealized gain or loss included in Shareholders' Equity. The unrealized gain on the Company's investments in debt securities at December 31, 1999 and 1998 was not material .

Inventories

Inventories, consisting principally of computer hardware, electronic sub-assemblies and test equipment, are valued at the lower of cost (first-in, first-out) or market. Costs used for inventory valuation purposes include material, labor and manufacturing overhead.

                     December 31,         1999      1998
                                         -------   -------

                     Raw materials ...   $ 7,443   $ 9,265
                     Work-in-progress      2,184     2,608
                     Finished goods ..     3,549     3,070
                                         -------   -------

                     Total inventories   $13,176   $14,943
                                         =======   =======

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

           December 31, ....................     1999        1998
                                               --------    --------

           Leasehold improvements ..........   $    395    $    324
           Computer equipment and software .      6,185       6,521
           Manufacturing and test equipment       4,918       5,081
           Demonstration equipment .........     12,697      10,661
           Office furniture and equipment ..      1,167         840
                                               --------    --------
                                                 25,362      23,427
           Less accumulated depreciation ...    (14,625)    (12,364)
                                               --------    --------
           Net property, plant and equipment   $ 10,737    $ 11,063
                                               ========    ========

Service Spare Parts

Service spare parts consist of electronic components used to service IC validation systems for which the Company has entered into equipment maintenance agreements with customers. The Company classifies its service spare parts as non-current assets to reflect the long-term use of such parts in the Company's service business. These assets are not held for sale, diminish in value in a reasonably predictable manner, and therefore are subject to depreciation. Depreciation of the Company's service spare parts is computed on a straight-line basis over the estimated useful lives of the assets, generally eight years, and charged to Cost of Service Sales. Cost and accumulated depreciation of service spare parts are as follows:

              December 31, ................     1999       1998
                                              -------    -------

              Service spare parts, at cost    $ 5,736    $ 5,905
              Less accumulated depreciation    (2,750)    (2,213)
                                              -------    -------
              Net service spare parts .....   $ 2,986    $ 3,692
                                              =======    =======

Research, Development and Engineering Costs

Research, development and engineering costs are expensed as incurred.

Software Development Costs

The Company capitalizes certain software development costs incurred once technological and economic feasibility of the product has been demonstrated. These capitalized costs are amortized over the estimated economic life of the related product, generally three years, computed principally on a straight-line basis. Amortization is included in Cost of Systems Sales in the accompanying Consolidated Statements of Operations. The Company capitalized software development costs amounting to $1,873, $2,442 and $1,070 in 1999, 1998 and 1997, respectively. Related amortization expense of $1,415, $748 and $753 was recorded in 1999, 1998 and 1997, respectively.

             December 31, .................     1999        1998
                                              --------    --------
             Software development costs ...   $ 10,616    $  8,743
             Less accumulated amortization      (6,701)     (5,286)
                                              --------    --------
             Net software development costs   $  3,915    $  3,457
                                              ========    ========

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

Year ended
December 31, ............................     1999        1998        1997
                                            ---------   ---------   ---------
Number of shares of anti-dilutive options      82,920   1,706,617      32,500
Weighted average exercise price per share   $   13.22   $    7.35   $   18.99

Comprehensive Income

In July 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The statement is effective for the Company's fiscal year ending December 31, 1998. SFAS 130 sets standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The only non-owner changes in equity recorded by the Company have been unrealized holding gains/losses on short-term investment securities classified as available-for-sale under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and foreign currency translation adjustment resulting from translation of subsidiary financial statements into US dollars from the functional currencies in which the subsidiary financial statements are maintained. These non-owner changes in equity were not material, and therefore are not reported separately in the accompanying consolidated financial statements. The accumulated unrealized gains/losses on short-term investments and foreign currency translation adjustment are included in Additional Paid-in Capital in the accompanying Consolidated Balance Sheets.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which was subsequently amended by "Accounting for Derivative Instruments and Hedging Activities" (SFAS 137) in June 1999. SFAS 133 and SFAS 137 require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in the derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company expects to adopt this Standard for fiscal 2001. The effect of adopting this standard is not expected to have a material effect on the Company's financial position or its results of operations.

The Company enters into foreign currency forward contracts (forward contracts) to manage exposure related to certain foreign currency transactions. All outstanding forward contracts at the end of the period are marked-to-market, with unrealized gains and losses included in net income as a component of other income, net. The Company may, from time to time, adjust its foreign currency hedging positions by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments typically result from changes in the underlying foreign currency exposures. Realized gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. At December 31, 1999, the Company had outstanding forward contracts with notional amounts totaling approximately $1,478. These contracts, which mature within 45 days of year-end, are hedges of certain foreign currency transaction exposures in the British pound sterling, Euro, and Japanese yen. The estimate fair value of the contracts was negligible.

3. ACQUISITION AND RESTRUCTURING:

On September 3, 1998, the Company acquired all of the assets of PerformIC for a cash price of $1,319. PerformIC, located in Dresden, Germany, is a developer of technologies aimed at addressing the engineering test needs of memory manufacturers. The transaction was accounted for as a purchase. In connection with the purchase price allocation, the Company allocated a portion of the purchase price to acquired in-process research and development. At that time, the development of these products had not reached technological feasibility and the technology was believed to have no alternative future use. In accordance with generally accepted accounting principals, a charge for in-process research and development of $861 has been reflected in the accompanying Consolidated Statements of Operations as part of acquisition and restructuring costs in 1998. In addition, royalties are payable on future revenues derived from the acquired technology for up to five years from the date of acquisition.

The nature of efforts required to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet its design specifications, including functions, features and technical performance requirements. During 1999, the Company invested approximately $1,600 in research and development efforts necessary to introduce a commercially feasible product to market.

Pro forma combined statement of operations data for the years ended December 31, 1998 and 1997 was not materially different from results presented in the accompanying Consolidated Statements of Operations.

During the second half of 1998, the Company implemented a restructuring plan, including a reduction in the Company's worldwide employee headcount by approximately 14%, the termination of certain international distributor agreements, and the establishment of direct sales operations in Europe and Asia. The restructuring charge of $3,088 consisted of payments in connection with the termination of distributors, costs to set up direct international operations as a result of the expiration of a support agreement with Cadence, employee severance, writedowns of inventory made obsolete by the acquisition of PerformIC, and associated legal and consulting costs. Charges affecting inventories of $2,041 have been classified in Systems Cost of Sales in the accompanying Consolidated Statements of Operations. The remainder of the restructuring expenses were recorded as acquisition and restructuring expense in operating expenses.

The following is an analysis of the restructuring charge recorded for the year ended December 31, 1998:

                 Inventory write-downs ...............   $2,041
                 Employee severance ..................      424
                 Distributor termination costs & other      623
                                                         ------
                 Total ...............................   $3,088
                                                         ======

Substantially all of the restructuring costs were paid in 1998 and early 1999.

4. CAPITAL LEASE OBLIGATIONS:

The Company leases certain equipment under capital lease agreements, which are secured by the related assets. A schedule of future minimum lease payments under capital lease agreements as of December 31, 1999 is as follows:

                 2000 ................................   $ 172
                 2001 ................................     222
                                                         -----

                 Total minimum payments ..............     394
                 Amount representing interest ........     (32)
                                                         -----

                 Present value of future minimum lease
                   payments ..........................     362
                 Less current portion ................    (149)
                                                         -----

                 Long-term capital lease obligation ..   $ 213
                                                         =====

5. COMMITMENTS:

The Company leases its facilities and certain equipment under operating leases that expire from 2000 to 2004. The approximate future minimum lease payments under these operating leases at December 31, 1999 are as follows:

                 2000 ...................  $1,488
                 2001 ...................   1,392
                 2002 ...................   1,357
                 2003 ...................   1,293
                 2004 ...................     216
                 Thereafter .............      --

Rent expense was approximately $1,201, $1,385 and $1,164 for the years ended December 31, 1999, 1998 and 1997, respectively.

6. LINE OF CREDIT:

In December 1995, the Company secured a revolving line of credit with a bank allowing maximum borrowings of $10,000. The Company can borrow, with interest at the bank's prime lending rate, or if lower, at certain margins above bankers' acceptance on inter-bank offering rates. There have been no borrowings against the line of credit to date. Certain financial covenants are included in this agreement, which the Company was in compliance with at December 31, 1999. The line of credit is renewable April 30, 2000.

7. EMPLOYEE SAVINGS PLANS:

The Company has a profit sharing plan and trust that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the terms of the plan, the employees of the Company may make voluntary contributions to the plan as a percentage of compensation, but not in excess of the maximum allowed under the Code. Employees become eligible to participate in the plan on the first day of the calendar quarter following date of hire. The Company has not matched employee contributions. Effective in 2000, the Company plans to contribute to the plan an amount equal to 3% of each eligible employee's base compensation, subject to the Company's achievement of targeted operating income levels.

On July 1, 1996, the Company implemented an Executive Deferred Compensation Plan (the "Plan") for the purpose of providing eligible employees with a program for deferring compensation earned during employment. The Plan is intended to constitute an unfunded deferred compensation arrangement for the benefit of certain highly compensated employees of the Company. Under the terms of the Plan, eligible employees of the Company may make voluntary contributions to the Plan as a percentage of compensation, but not in excess of limitations stated in the Plan. The Company has invested these voluntary contributions in a variety of investment funds for the intended use of paying plan benefits when participating employees become eligible to receive such benefits under the terms of the Plan. These investments have been included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. The Company currently does not match employee contributions and does not intend to do so in the near future.

8. EMPLOYEE AND DIRECTOR STOCK PLANS:

In May, 1995, the Company adopted the 1995 Stock Incentive Plan (the 1995 Plan) pursuant to which 2,215,000 shares of the Company's common stock have been reserved for issuance. Options under the 1995 Plan generally vest ratably over a four-year period from the date of grant, expire ten years from the date of grant, and are exercisable at prices generally not less than the fair market value at the grant date. During 1998 and 1997, the Company cancelled and reissued, with modified vesting provisions, certain incentive stock options granted to employees. The reissued options were granted at fair market value on the date of reissuance and have been reflected in the table below as cancellations and new grants. These options generally vest ratably over four years from the date of the reissuance. No option grants were cancelled and reissued during 1999.

In May, 1995, the Board of Directors approved the adoption of the 1995 Stock Option Plan for Nonemployee Directors (the "Nonemployee Director Plan") pursuant to which 250,000 shares of the Company's common stock have been reserved for issuance. The Nonemployee Director Plan covers directors who are not employees of the Company. The Nonemployee Director Plan allows for the automatic grant of 10,000 options upon becoming a director and 3,000 options annually thereafter. To-date, grants have been made at fair market value on the date of grant. These options vest ratably over three years from the date of grant. Since consummation of the Company's initial public offering, 75,000 stock options were awarded under the Nonemployee Director Plan. No stock options were awarded under the Nonemployee Director Plan during 1998 or 1999.

In May, 1996, the shareholders approved the adoption of the 1995 Employee Stock Purchase Plan (the "ESPP") pursuant to which 250,000 shares of the Company's common stock have been reserved for issuance to participating employees, of which 176,724 shares have been issued as of December 31, 1999. Eligible employees may elect to contribute up to 10 percent of their cash compensation during each pay period. The ESPP provides for two semiannual offering periods, beginning February 1 and August 1 of each year. During the offering periods, participants accumulate funds in an account via payroll deduction. At the end of each six-month offering period, the purchase price is determined and the accumulated funds are used to automatically purchase shares of the Company's common stock. The purchase price per share is equal to 85 percent of the lower of the fair market value of the common stock (a) on the Enrollment Date of the offering period or (b) on the date of the purchase. Effective February 1, 2000, the Company amended the ESPP to extend the offering period from six months to twenty-four months. Participants shall continue to accumulate funds into accounts via payroll deduction. At the end of the offering period the accumulated funds shall be used to automatically purchase shares of the Company's common stock. The purchase price per share shall continue to be equal to 85 percent of the lower of the fair market value of the common stock on (a) each participant's Enrollment Date or (b) the date of the purchase.

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

The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted and shares issued pursuant to the ESPP during 1999, 1998 and 1997 using the Black-Scholes option-pricing model as prescribed by SFAS 123, using the following weighted average assumptions:

Year ended December 31,                1999       1998       1997
                                       ----       ----       ----
Risk-free interest rate .............    5.5%        5%         6%
Expected dividend yield .............      0%        0%         0%
Expected life ......... ............. 4 years   4 years    4 years
Expected volatility ... .............     77%       77%        56%

The total value of options granted during 1999, 1998 and 1997 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over four years. If the Company had accounted for these plans in accordance with SFAS 123, the Company's net income (loss) and net income (loss) per share would have changed as reflected in the following pro forma amounts:

Year ended December 31,                          1999        1998         1997
                                              ---------   ---------    ---------
Net income (loss):
      As reported .........................   $   5,581   $  (3,331)   $   5,205
      Pro forma ...........................   $   3,411   $  (5,588)   $   3,463
Basic earnings (loss) per share:
      As reported .........................   $    0.74   $   (0.44)   $    0.70
      Pro forma ...........................   $    0.46   $   (0.75)   $    0.47
Diluted earnings (loss) per share:
      As reported .........................   $    0.70   $   (0.44)   $    0.67
      Pro forma ...........................   $    0.43   $   (0.75)   $    0.46

Options are generally issued with an exercise price equal to the price of the closing trade on the Nasdaq National Market on the date of issuance.

A summary of the status of the Company's stock option plans and changes are presented in the following table:

Year ended December 31,                                                1999                  1998                  1997
                                                              --------------------   --------------------   --------------------
                                                                          Wtd. Avg.              Wtd. Avg.              Wtd. Avg.
                                                                Shares    Ex. Price    Shares    Ex. Price    Shares    Ex. Price
                                                              ----------    ------   ----------    ------   ----------    ------
Options outstanding at beginning of year ..................    1,706,617    $ 7.35    1,308,118    $11.43      861,608    $10.97
Granted ...................................................      440,212      9.46    2,655,742      8.01      682,823     13.37
Exercised .................................................      (97,124)     8.00       (3,293)     9.40      (54,343)     9.64
Cancelled .................................................     (180,782)     7.61   (2,253,950)    10.54     (181,970)    16.87
                                                              ----------    ------   ----------    ------   ----------    ------

Options outstanding at end of year ........................    1,868,923    $ 7.77    1,706,617    $ 7.35    1,308,118    $11.43
                                                              ==========    ======   ==========    ======   ==========    ======

Exercisable at end of year ................................      821,621    $ 7.73      209,284    $ 9.55      430,107    $10.47
                                                              ==========    ======   ==========    ======   ==========    ======

Shares issued under the ESPP ..............................       65,525    $ 7.90       51,765    $ 8.49       40,793    $11.86
                                                              ==========    ======   ==========    ======   ==========    ======

Weighted average fair value of options granted ............           --    $ 6.08           --    $ 4.81           --    $ 6.42

Weighted average fair value of shares issued under the ESPP           --    $ 3.52           --    $ 3.40           --    $ 5.37

      The following table sets forth the exercise price range, number of shares outstanding at December 31, 1999, weighted average remaining contractual life, weighted average exercise price, number of exercisable shares and weighted average exercise price of exercisable options by groups of similar price and grant date:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                ---------------------------------------   ----------------------
                                 Weighted
                                  Average      Weighted                 Weighted
   Exercise      Outstanding     Remaining      Average                 Average
    Price           Shares      Contractual    Exercise   Exercisable   Exercise
    Range        at 12/31/99    Life (Years)     Price      Options       Price
-------------    -----------    ------------   --------   -----------   --------

$ 5.75-$ 6.25      291,519          8.69        $ 6.20      101,157      $ 6.21
$ 7.00-$ 7.00      958,707          8.52        $ 7.00      491,859      $ 7.00
$ 7.25-$ 9.00      364,742          8.21        $ 8.68      136,355      $ 8.68
$ 9.13-$19.00      253,955          8.58        $11.16       92,250      $11.92

As of December 31, 1999, employees of the Company also held approximately 84,728 Cadence stock options, under the original terms of their issuance. These options were granted to IMS employees by Cadence prior to 1995 (see Note 1). Upon exercise of Cadence options, proceeds equal to the option exercise price pass to Cadence, and there is no impact on the number of shares of Company stock outstanding.

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

10. INCOME TAXES:

The provision (benefit) for income taxes consisted of the following components:

Year ended December 31,
                                      1999              1998               1997
                                    -------           -------            -------

Current:
  Federal ...............           $ 2,161           $    --            $ 2,052
  State .................                15                10                629

  Foreign ...............                51                12                 --
                                    -------           -------            -------
                                      2,227                22              2,681

Deferred ................               400              (518)               119
                                    -------           -------            -------

  Total .................           $ 2,627           $  (496)           $ 2,800
                                    =======           =======            =======

      The effective tax rate differs from the Federal Statutory Tax Rate as follows:

Year ended December 31,                           1999        1998        1997
                                                  ----        ----        ----

Federal statutory tax rate .................      34.0%       34.0%       34.0%
State taxes, net of Federal tax
      effect ...............................       1.1        (1.7)        4.4
Foreign tax rates ..........................       0.2        (2.2)         --
Research and development tax credits .......      (2.2)        7.8        (3.1)
Valuation allowance for deferred
      tax assets ...........................      (4.6)       (24.1)        --
Other, net .................................       3.5        (0.8)       (0.3)
                                                  ----        ----        ----

      Total ................................      32.0%       13.0%       35.0%
                                                  ====        ====        ====

Net deferred tax assets consist of the following tax effects relating to temporary differences:

December 31,                                              1999            1998
                                                        -------         -------

Deferred tax assets:
  Inventory valuation ..........................        $   912         $   844
  Accrued vacation and other compensation ......            524             654
  Book in excess of tax depreciation ...........            148             130
  Allowance for doubtful accounts ..............            148             150
  Accrued warranty .............................            396             108
  Tax credit carryforwards .....................            640             298
  Net operating loss carryforwards .............            823           3,538
  Other ........................................             --              33
                                                        -------         -------
  Gross deferred tax assets ....................          3,591           5,755
  Less valuation allowance .....................           (322)         (2,388)
                                                        -------         -------
                                                          3,269           3,367
                                                        -------         -------

Deferred tax liabilities:
  Service spare parts valuation ................           (640)           (440)
  Software development costs ...................         (1,357)         (1,255)
                                                        -------         -------
                                                         (1,997)         (1,695)
                                                        -------         -------

  Net deferred tax assets ......................        $ 1,272         $ 1,672
                                                        =======         =======

As of December 31, 1999, the Company had net operating loss carryforwards for income tax purposes of approximately $1,994. Such carryforwards will expire from 2003 to 2018 if not used by the Company to reduce income taxes payable in future periods.

As of December 31, 1999, the Company had research & development credit and alternative minimum tax credit carryforwards for income tax purposes of approximately $640. Such carryforwards will expire from 2018 to 2019 if not used by the Company to reduce income taxes payable in future periods.

For the years ended December 31, 1999 and 1997, income taxes payable have been reduced by $1,680 and $2,652, respectively, for the tax benefit from tax deduction of employee gains upon exercise of Cadence and IMS stock options. The tax benefit of the stock option deduction for 1999 and 1997 is reflected as an increase in Additional Paid-in Capital in the accompanying Consolidated Statements of Shareholders' Equity. The employee gains are generally not expenses of the Company for financial reporting purposes, and the exercise of Cadence stock options does not increase the number of shares of Company common stock outstanding.

11. TRANSACTIONS WITH CADENCE:

In certain foreign markets, Cadence employees act as sales agents for the Company. The Company reimburses Cadence for related costs incurred on the Company's behalf, plus an administrative fee. Cadence provides selling, service and production support related to the Company's Virtual Test Software. The Company has paid Cadence based upon estimated costs to provide this support, and related expenses have been reflected in the accompanying Consolidated Statements of Operations. Cadence provides facilities for certain domestic Company sales personnel. Charges for utilization of these facilities have been reflected in the accompanying Consolidated Statements of Operations as Selling, General and Administrative expense. For the years 1999, 1998 and 1997, the costs of the above services provided by Cadence totaled $657, $1,746 and $2,648, respectively. In 1997 the Company sold a mixed-signal IC validation system and related upgrades and peripherals to Cadence for $1,329, to be used by Cadence's design services group providing engineering test services to their customers. In 1998, the Company sold Virtual Test Software to Cadence for resale to Cadence customers in the amount of $1,176.

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

The Company's reportable operating segments include Systems and Virtual Test. The Systems segment designs, develops, manufactures, markets and services high-performance engineering IC validation systems and software to test and measure the performance of complex electronic devices. Virtual Test designs, develops, manufactures and markets software tools to help test engineers to accelerate the generation of test programs, simulate the test environment, develop the test fixture and document the entire test process for complex electronic devices.

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

Operating Segments
                                                 Systems      Virtual Test       Other      Consolidated
                                                 -------      ------------       -----      ------------
1997
Segment net sales .........................      $ 40,960       $  5,890             --       $ 46,850
Segment operating income ..................      $  6,533       $    540             --       $  7,073
Identifiable segment assets (c) ...........      $ 33,283       $  1,897       $ 30,343       $ 65,523
Segment depreciation & amortization expense      $  3,831       $    170             --       $  4,001
Expenditure to acquire long-lived property       $  6,135       $    564             --       $  6,699

1998
Segment net sales .........................      $ 32,788       $  3,909             --       $ 36,697
Segment operating (loss) (a)(b) ...........      $ (2,573)      $   (967)      $ (1,047)      $ (4,587)
Identifiable segment assets (c) ...........      $ 45,404       $  3,225       $ 14,785       $ 63,414
Segment depreciation & amortization expense      $  3,919       $    328             --       $  4,247
Expenditure to acquire long-lived property       $  8,036       $  1,516             --       $  9,552

1999
Segment net sales .........................      $ 52,788       $  3,282             --       $ 56,070
Segment operating income (loss) ...........      $  8,788       $ (1,414)            --       $  7,374
Identifiable segment assets (c) ...........      $ 41,944       $  3,741       $ 28,739       $ 74,424
Segment depreciation & amortization expense      $  5,101       $    780             --       $  5,881
Expenditure to acquire long-lived property       $  4,355       $    647             --       $  5,002

(a) Systems operating loss includes effect of the adjustment to write-off certain inventories made obsolete as a result of the acquisition of PerformIC.

(b)   Other consists of acquisition and restructuring expenses.

(c) Other consists of cash & cash equivalents, short-term investments, deferred income taxes, and prepaid expenses and other current assets.

Exports sales are made to the Company's customers throughout Asia-Pacific and Europe. Sales by customer geographic region were:

Year ended December 31,               1999              1998              1997
                                     -------           -------           -------
United States ............           $41,871           $27,051           $30,772
Asia-Pacific .............             7,671             3,899            10,990
Europe ...................             6,387             5,582             4,842
Other ....................               141               165               246
                                     -------           -------           -------

  Total ..................           $56,070           $36,697           $46,850
                                     =======           =======           =======

Long-lived assets by geographic region were:

                    At December 31,      1999      1998
                                        -------   -------

                    United States ....  $17,197   $18,251
                    Asia-Pacific .....      561       839
                    Europe ...........      795       342
                                        -------   -------

                      Total ..........  $18,553   $19,432
                                        =======   =======

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

      In 1999, 1998, and 1997, one customer accounted for 50 percent, 25 percent and 27 percent of net sales, respectively. The Company is subject to credit risk through trade receivables, which is minimized due to the size and financial stability of the Company's customers. At December 31, 1999 trade receivables by geographic region were:

                United States ......................   $  9,091
                Asia-Pacific .......................      2,255
                Europe .............................      2,867
                                                       --------
                                                         14,213

                Less allowance for doubtful accounts       (257)
                                                       --------

                Trade receivables, net .............   $ 13,956
                                                       ========

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                      (In thousands, except per share data)

Quarter ended                         March 31     June 30  September 30  December 31
                                    -------------------------------------------------
1999
Net sales .........................   $ 11,222    $ 13,162    $ 14,895    $ 16,791
Gross margin ......................   $  6,791    $  8,270    $  9,219    $ 10,594
Operating income ..................   $    530    $  1,423    $  2,109    $  3,312
Net income ........................   $    434    $  1,027    $  1,610    $  2,510
Basic earnings per share ..........   $   0.06    $   0.14    $   0.21    $   0.33
Diluted earnings per share ........   $   0.06    $   0.13    $   0.20    $   0.31
----------------------------------------------------------------------------------

1998
Net sales .........................   $  8,492    $  8,407    $  9,473    $ 10,325
Gross margin ......................   $  5,647    $  5,589    $  3,926    $  6,703
Operating loss * ..................   $   (146)   $   (320)   $ (3,704)   $   (417)
Net income (loss) * ...............   $     48    $    (88)   $ (3,350)   $     59
Basic earnings (loss) per share * .   $   0.01    $  (0.01)   $  (0.45)   $   0.01
Diluted earnings (loss) per share *   $   0.01    $  (0.01)   $  (0.45)   $   0.01
----------------------------------------------------------------------------------

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

                      INTEGRATED MEASUREMENT SYSTEMS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                                   Adjustments
                                                   Recorded to
                                      Beginning      Cost &                      Ending
  Description                          Balance      Expenses     Deductions     Balance
                                       -------      -------       -------       -------
Year ended December 31, 1997
  Allowance for doubtful accounts      $   489      $   150       $   (62)      $   577

Year ended December 31, 1998
  Allowance for doubtful accounts      $   577      $    --       $  (164)      $   413
  Accrued restructuring expense        $    --      $ 3,088       $(2,549)      $   539

Year ended December 31, 1999
  Allowance for doubtful accounts      $   413      $   (50)      $  (106)      $   257
  Accrued restructuring expense        $   539      $    --       $  (539)      $    --

Report of Independent Public Accountants on Financial Statement Schedule

To the Board of Directors and Shareholders of Integrated Measurement Systems, Inc.:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Integrated Measurement Systems, Inc. included in the 1999 Form 10-K annual report and have issued our report thereon dated January 21, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Valuation and Qualifying accounts schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                /s/ ARTHUR ANDERSEN LLP

Portland, Oregon
January 21, 2000