Form 10-Q
period 2000-03-31
INTEGRATED MEASUREMENT SYSTEMS INC /OR/
filed 2000-05-12
CIK 945441

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


------------------------------------------------------------------------------


                                    FORM 10-Q

                   [ X ] QUARTERLY REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2000

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-26274


------------------------------------------------------------------------------


                      INTEGRATED MEASUREMENT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


OREGON                                                  93-0840631
(State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                        Identification No.)

9525 S.W. GEMINI DRIVE, BEAVERTON, OR                   97008
(Address of principal executive offices)                (zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:     (503) 626-7117


------------------------------------------------------------------------------


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

At April 30, 2000, there were 7,808,300 shares of Integrated Measurement Systems, Inc. common stock, $0.01 par value, outstanding.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

                      INTEGRATED MEASUREMENT SYSTEMS, INC.

                               INDEX TO FORM 10-Q



PART 1        FINANCIAL INFORMATION                                                     PAGE NUMBER

     Item 1.  Financial Statements

              Consolidated Statements of Operations for the three months
              ended March 31, 2000 and 1999                                                 3

              Consolidated Balance Sheets as of March 31, 2000
              and December 31, 1999                                                         4

              Consolidated Statements of Cash Flows for the three months
              ended March 31, 2000 and 1999                                                 5

              Notes to the Financial Statements                                           6-7


     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition                              8-11


     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                                                  12


PART II       OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K.                                            13



SIGNATURES                                                                                 14

                          PART 1. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      INTEGRATED MEASUREMENTS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                              2000             1999
                                                                              ----             ----
SALES:
  Systems                                                                  $  11,581         $  7,548
  Software                                                                     1,728            1,363
  Service                                                                      2,413            2,311
                                                                           ---------         --------
    NET SALES                                                                 15,722           11,222
                                                                           ---------         --------

COST OF SALES:
  Systems                                                                      4,860            3,274
  Software                                                                       320              152
  Service                                                                      1,066            1,005
                                                                           ---------         --------
    Total cost of sales                                                        6,246            4,431
                                                                           ---------         --------

    GROSS MARGIN                                                               9,476            6,791

OPERATING EXPENSES:
  Research, development and engineering                                        2,245            1,928
  Selling, general and administrative                                          5,035            4,333
                                                                           ---------         --------
    Total operating expenses                                                   7,280            6,261
                                                                           ---------         --------

    OPERATING INCOME                                                           2,196              530

Other income, net                                                                285              128
                                                                           ---------         --------

Income before income taxes                                                     2,481              658
Provision for income taxes                                                       794              224
                                                                           ---------         --------
    NET INCOME                                                             $   1,687         $    434
                                                                           =========         ========

BASIC EARNINGS PER SHARE                                                   $    0.22         $   0.06
                                                                           =========         ========

DILUTED EARNINGS PER SHARE                                                 $    0.20         $   0.06
                                                                           =========         ========

Weighted average number of common shares outstanding for
  basic earnings per share                                                     7,720            7,448

Incremental shares from assumed conversion of employee stock options             840              290
                                                                           ---------         --------

Adjusted weighted average shares for diluted earnings per share                8,560            7,738
                                                                           =========         ========


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      INTEGRATED MEASUREMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                              As of            As of
                                                                            March 31,       December 31,
                                                                              2000             1999
                                                                              ----             ----
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $  15,555         $  7,507
  Short-term investments                                                       8,531           15,117
  Trade receivables, less allowance for doubtful accounts
    of  $255 and $257                                                         19,114           13,956
  Inventories, net                                                            12,830           13,176
  Deferred income taxes                                                        2,662            2,662
  Prepaid expenses and other current assets                                    3,722            3,453
                                                                           ---------         --------
     Total current assets                                                     62,414           55,871

PROPERTY, PLANT AND EQUIPMENT, NET                                            10,311           10,737
SERVICE SPARE PARTS, NET                                                       3,005            2,986
SOFTWARE DEVELOPMENT COSTS, NET                                                3,844            3,915
OTHER ASSETS, NET                                                                784              915
                                                                           ---------         --------

     Total assets                                                          $  80,358         $ 74,424
                                                                           =========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $   2,320         $  1,512
  Payable to Cadence, net                                                        111               27
  Accrued compensation                                                         2,089            2,608
  Accrued warranty                                                             1,393            1,182
  Deferred revenue                                                             3,178            2,193
  Other current liabilities                                                    1,156              947
  Income taxes payable                                                           997              818
  Capital lease obligations - current                                            151              149
                                                                           ---------         --------
     Total current liabilities                                                11,395            9,436

DEFERRED INCOME TAXES                                                          1,390            1,390

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                174              213

DEFERRED COMPENSATION                                                          1,664            1,565

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, authorized 10,000,000 shares;
    none issued and outstanding                                                    -                -
  Common stock, $.01 par value, authorized 15,000,000 shares;
    issued and outstanding 7,803,057 and 7,588,600                                78               76
  Additional paid-in capital                                                  44,399           42,173
  Retained earnings                                                           21,258           19,571
                                                                           ---------         --------
     Total shareholders' equity                                               65,735           61,820
                                                                           ---------         --------

     Total liabilities and shareholders' equity                            $  80,358         $ 74,424
                                                                           =========         ========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                      INTEGRATED MEASUREMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                              2000             1999
                                                                              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $   1,687         $    434
   Adjustments to reconcile net income to
     Cash provided by operating activities:
     Depreciation and amortization                                             1,660            1,410
     Deferred compensation                                                        95                7
   Net change in receivable from/payable to Cadence                               84              (91)
   (Increase) decrease  in trade receivables                                  (5,158)             818
   Decrease (increase) in inventories                                            346             (471)
   Increase in other current assets                                             (265)            (274)
   Net change in income taxes payable or receivable                              817               --
   Increase in deferred revenue                                                  985              916
   Increase (decrease) in accounts payable and accrued liabilities               709             (633)
                                                                           ----------        ---------
     Net cash provided by operating activities                                   960            2,116
                                                                           ------------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of short-term investments                                              6,586            2,122
   Purchases of equipment & service spare parts                                 (666)            (699)
   Software development costs                                                   (385)            (454)
                                                                           ----------          -------
     Net cash provided by  investing activities                                5,535              969
                                                                           ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under capital leases                                       (37)             (96)
   Proceeds from employee stock plans                                          1,590              228
                                                                           ----------        ----------
     Net cash provided by financing activities                                 1,553              132
                                                                           ----------        ----------

Net increase in cash and cash equivalents                                      8,048            3,217
Beginning cash and cash equivalents balance                                    7,507            3,379
                                                                           ----------        ----------
Ending cash and cash equivalents balance                                   $  15,555         $  6,596
                                                                           ==========        ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Tax benefit from Cadence and IMS stock options                          $     638         $    --
                                                                           ==========        ==========

OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Income taxes (paid) refunded                                            $    (106)        $    103
                                                                           ============      ==========
   Interest paid                                                           $      (8)        $    (14)
                                                                           ==========        ==========


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                      INTEGRATED MEASUREMENT SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         (All numerical references are in thousands, except share data)
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

         The interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the management of the Company believes that the disclosures are adequate to make the information presented not misleading. Interim financial statements are by necessity somewhat tentative; judgments are used to estimate interim amounts for items that are normally determinable only on an annual basis. The financial information as of December 31, 1999 is derived from the Company's audited financial statements.

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

                                                                    March 31,     December 31,
                                                                       2000            1999
                                                                       ----            ----
              Raw materials. . . . . . . . . . . . . . . . . .    $   7,453         $   7,443
              Work-in-progress . . . . . . . . . . . . . . . .        2,331             2,184
              Finished goods    . . . . . . . . . . . . . . . .       3,046             3,549
                                                                  ---------         ---------
                                                                  $  12,830         $  13,176
                                                                  =========         =========

 (3)     EARNINGS PER SHARE

         Earnings per share amounts presented in the accompanying Statements of Income have been calculated in accordance with Statement of Accounting Standards No. 128, "Earnings per Share." For the three month periods ended March 31, 2000 and 1999, 29,750 and 278,125 outstanding common stock options, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock.

(4)      SEGMENT DISCLOSURES

         Disclosures about the Company's business segments, as required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," are as follows:

         FOR THE THREE MONTHS ENDED MARCH 31, 2000


                                             TEST SYSTEMS    VIRTUAL TEST     CONSOLIDATED
                                             --------------  --------------  ----------------
         Segment net sales                     $   14,778      $     944       $   15,722
         Segment operating income (loss)       $    2,552      $    (356)      $    2,196

         FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                             TEST SYSTEMS    VIRTUAL TEST     CONSOLIDATED
                                             --------------  --------------  ----------------
         Segment net sales                     $   10,259      $     963       $   11,222
         Segment operating income (loss)       $      644      $    (114)      $      530


(5)      REVENUE RECOGNITION

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

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin, or SAB, No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance for public companies on the recognition, presentation and disclosure of revenue in their financial statements. The semiconductor equipment industry and the accounting profession are currently evaluating SAB 101 and the practical effects of its implementation are still uncertain. The Company has historically recognized revenue at the time its products are shipped which is the predominant method used by companies in the semiconductor equipment industry. SAB 101 would require the Company to recognize revenue at the time a shipped product has been accepted by a customer. This change in the Company's revenue recognition policy would have to be reported as a change in accounting principles effective January 1, 2000. Implementation of this change has been deferred by the SEC to the second quarter of 2000. The change may result in the restatement of the Company's financial statements for the quarter ended March 31, 2000 to record a significant non-operating charge against net income reflecting the deferral of revenue for shipments of the Company's products previously reported as revenue in 1999 which had not been accepted by customers as of December 31, 1999. This deferred revenue would be recognized in subsequent periods when formal customer acceptance has been obtained. While the Company is still evaluating the implementation of SAB 101, the Company believes it will affect the timing and predictability of ongoing revenue recognition and may require a portion of the Company's quarterly and annual revenue in 2000 and beyond to be deferred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT, AS WELL AS THE FINANCIAL STATEMENTS AND THE NOTES THERETO, AND THE MANAGEMENT DISCUSSION AND ANALYSIS PRESENTED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999. THIS QUARTERLY REPORT, INCLUDING THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS CERTAIN STATEMENTS, TREND ANALYSIS AND OTHER INFORMATION THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS AMENDED, WHICH MAY INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS INCLUDING THE WORDS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "INTEND" AND OTHER SIMILAR EXPRESSIONS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN DUE TO NUMEROUS FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED IN THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN AND IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

OVERVIEW

We were founded in 1983 to design and develop integrated circuit validation systems to test and measure complex electronic devices at the prototype stage. We were acquired by Valid Logic Systems, Incorporated in 1989 and then by Cadence in 1991 as a result of the merger of Valid Logic into Cadence. We were operated as a separate subsidiary of Cadence. In July 1995, we completed our initial public offering of common stock and in February 1997, completed our secondary public offering of our common stock. Cadence sold shares in each of those offerings, and as of March 31, 2000, continues to own approximately 33% of our common stock.

Our net sales are comprised of validation systems sales, software sales, including validation systems software and our virtual test software, and service sales, which consist primarily of revenue derived from maintenance and consulting contracts. Revenue from validation systems sales and software licenses is generally recognized as the product ships and when no significant obligations remain. Contract service and support revenues billed in advance are recorded as deferred revenue and recognized ratably over the contractual period as the services and support are performed. Revenue from other services, such as consulting and training, is recognized as the related services are performed or when specified milestones are achieved.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin, or SAB, No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance for public companies on the recognition, presentation and disclosure of revenue in their financial statements. The semiconductor equipment industry and the accounting profession are currently evaluating SAB 101 and the practical effects of its implementation are still uncertain. We have historically recognized revenue at the time our products are shipped which is the predominant method used by companies in the semiconductor equipment industry. SAB 101 would require us to recognize revenue at the time a shipped product has been accepted by a customer. This change in our revenue recognition policy would have to be reported as a change in accounting principles effective January 1, 2000. Implementation of this change has been deferred by the SEC to the second quarter of 2000. The change may result in the restatement of our financial statements for the quarter ended March 31, 2000 to record a significant non-operating charge against net income reflecting the deferral of revenue for shipments of our products previously reported as revenue in 1999 which had not been accepted by customers as of December 31, 1999. This deferred revenue would be recognized in subsequent periods when formal customer acceptance has been obtained. While we are still evaluating the implementation of SAB 101, we believe it will affect the timing and predictability of ongoing revenue recognition and may require a portion of our quarterly and annual revenue in 2000 and beyond to be deferred.

We derive a substantial portion of our net sales from the sale of validation systems which typically range in price from $200,000 to $1.8 million per unit and may be priced as high as $2.3 million for a single unit. As a result, the receipt of a single order, and the timing of the receipt and shipment of a single order can have a significant impact on our net sales and results of operations for a particular period. In addition, a substantial portion of our net sales are typically realized during the last few weeks of each quarter. A significant portion of our operating expenses are relatively fixed in nature, and planned expenditures are based in part on anticipated orders. As a result, we may be unable to reduce such expenses in a particular period if our sales goals for that period are not met. The inability to reduce spending quickly enough to compensate for any revenue shortfall would magnify the adverse impact of such revenue shortfall on our results of operations.


RESULTS OF OPERATIONS

NET SALES

Net sales increased $4.5 million, or 40%, from $11.2 million for the three months ended March 31, 1999 to $15.7 million for the three months ended March 31, 2000. Sales to Intel accounted for 45% of net sales, and sales to National Semiconductor accounted for 24% of net sales for the three months ended March 31, 1999. Sales to Intel accounted for 45% of net sales, and sales to National Semiconductor accounted for 12% of net sales for the three months ended March 31, 2000. No other customer accounted for more than 10% of net sales during the three month periods ended March 31, 1999 and 2000. International sales accounted for 20% of net sales for the three months ended March 31, 1999, and 15% for the three months ended March 31, 2000.

Systems sales increased $4.1 million, or 53%, from $7.5 million for the three months ended March 31, 1999, to $11.6 million for the three months ended March 31, 2000. This increase was almost entirely the result of higher sales from Vanguard logic validation systems, Electra MX mixed-signal validation systems and Orion memory validation systems, partially offset by lower sales of ATS and XTS logic validation systems.

Software sales increased $365,000, or 27%, from $1.4 million for the three months ended March 31, 1999 to $1.7 million for the three months ended March 31, 2000. Systems software sales increased $347,000, or 63%, from $551,000 for the three months ended March 31, 1999, to $898,000 for the three months ended March 31, 2000. This increase in systems software sales was the direct result of increased sales of Vanguard systems software. Virtual test software sales remained relatively constant at $812,000 for the three months ended March 31, 1999 and $830,000 for the three months ended March 31, 2000.

Service sales increased $102,000, or 4%, from $2.3 million for the three months ended March 31, 1999, to $2.4 million for the three months ended March 31, 2000. Service sales have grown slower than systems sales from 1999 to 2000 as a result of an increase in our standard warranty period for our systems, which has delayed the sale of maintenance contracts covering new systems shipped during 1999 and the first quarter of 2000. In the fourth quarter of 1998, we changed our standard warranty period from 90 days to 12 months and from 12 months to 24 months for Intel.

GROSS MARGIN

Gross margin was $6.8 million, or 61% of net sales for the three months ended March 31, 1999, and $9.5 million, or 60% of net sales for the three months ended March 31, 2000. The gross margin from sales of our validation systems was 57% of systems sales for the three months ended March 31, 1999, and 58% of systems sales for the three months ended March 31, 2000. Software sales yielded gross margin of 89% of software sales for the three months ended March 31, 1999, and 81% of software sales for the three months ended March 31, 2000. Software gross margin was lower in the first quarter of 2000 due primarily to increased amortization of capitalized software development costs. Service gross margin declined slightly from 57% of service sales for the three months ended March 31, 1999, to 56% of service sales for the three months ended March 31, 2000.

OPERATING EXPENSES

Research, development and engineering or R&D, expenses consist of employee costs, costs of materials consumed, depreciation of equipment and engineering related costs. R&D expenses increased from $1.9 million for the three months ended March 31, 1999, to $2.2 million for the three months ended March 31, 2000. R&D expenses amounted to 17% of net sales for the three months ended March 31, 1999, compared to 14% for the three months ended March 31, 2000. The increase in R&D expenses primarily reflects increased spending on R&D activities related to the enhancement of the Orion memory validation systems. In addition, the amount we capitalized for software development costs declined from $454,000 for the three months ended March 31, 1999, to $385,000 for the three months ended March 31, 2000. The decrease in R&D expenses as a percentage of net sales was directly attributable to the increase in net sales.

Selling, general and administrative, or SG&A, expenses consist of salaries and commissions of sales personnel, marketing expenses, salaries of administrative personnel and other general administrative expenses. SG&A expenses increased from $4.3 million for the three months ended March 31, 1999, to $5.0 million for the three months ended March 31, 2000. As a percentage of net sales, SG&A expenses decreased from 39% for the three months ended March 31, 1999, to 32% for the three months ended March 31, 2000. The increase in SG&A expenses reflects payment of sales commissions on higher sales volumes and payment of employee performance bonuses attributable to our achievement of specified operating income targets. The decrease in SG&A expenses as a percentage of net sales resulted directly from the increase in net sales.

OTHER INCOME, NET

Other income, net was $128,000 for the three months ended March 31, 1999 and $285,000 for the three months ended March 31, 2000. The increase in other income, net was due to the impact of higher average cash and investment balances on interest income.

PROVISION FOR INCOME TAXES

Our effective tax rate was 34% for the three months ended March 31, 1999, and 32% for the three months ended March 31, 2000. Our income tax position includes the effects of available tax benefits in certain countries where we do business, benefits for available net operating loss carryforwards, and tax expense for subsidiaries with pre-tax income. While management currently anticipates our effective tax rate to be approximately 32% for the year 2000, this rate is very sensitive to the geographic and product mix of our net sales, and therefore could be higher or lower in the future depending upon actual net sales realized.

NET INCOME

As a result of the various factors discussed above, net income increased from $434,000 or $0.06 per diluted share for the three months ended March 31, 1999, to $1.7 million or $0.20 per diluted share for the three months ended March 31, 2000.



LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of approximately $24.1 million, and funds available under an existing bank line of credit of $10.0 million. Cash, cash equivalents and short-term investments increased by $1.5 million from December 31, 1999. Since 1988, we have relied on cash generated from operations and cash raised through public stock offerings as our principle source of liquidity.

OPERATING ACTIVITIES

Our net cash flows from operating activities include cash received from customers, payments to suppliers, payments to employees and interest received and paid. Net cash provided by operating activities amounted to $2.1 million for the three months ended March 31, 1999 and $960,000 for the three months ended March 31, 2000. Trade receivables amounted to $14.0 million at December 31, 1999 and $19.1 million at March 31, 2000. This increase is due to the normal seasonal increase in renewals of annual maintenance contracts by customers and very strong international sales in the fourth quarter of 1999. International customers typically pay slower. Inventories decreased from $13.2 million at December 31, 1999 to $12.8 million at March 31, 2000. This decrease was primarily due to the combination of increased sales volume and focused inventory reduction programs. Deferred revenue increased from $2.2 million at December 31, 1999, to $3.2 million at March 31, 2000 as a result of the maintenance contract renewals.

INVESTING ACTIVITIES

Investing activities provided net cash of $969,000 for the three months ended March 31, 1999 and $5.5 million for the same period in 2000. The increased level of net cash provided by investing activities for the three months ended March 31, 2000 was directly attributable to a greater portion of our investments being in debt securities with original maturities of three months or less, or cash equivalents, than at December 31, 1999.

FINANCING ACTIVITIES

Financing activities provided net cash of $132,000 for the three months ended March 31, 1999 and $1.6 million for the three months ended March 31, 2000. Cash used for payments of certain capital leases obtained for computers and equipment used in operations was $96,000 and $37,000 for the respective periods ended March 31, 1999 and 2000. We received $228,000 for the quarter ended March 31, 1999 and $1.6 million for the same period in 2000 from the issuance of stock under our employee stock option and stock purchase plans.

We realized reductions in current income tax liabilities of $638,000 in the three months ended March 31, 2000, resulting from the benefit of tax deductions of employee gains upon exercise of Cadence and our employee stock options. During the same period in 1999 no such benefits were recorded. The compensation for tax purposes associated with stock option exercises are typically not treated as expense for financial reporting purposes, and the exercise of Cadence stock options does not increase the number of shares of our common stock outstanding. The tax benefits available from the stock option deduction may decrease in the future as employee holdings of Cadence stock options decline due to option exercises and cancellations. Additionally, the timing and magnitude of such decrease in tax benefits, if realized, is uncertain as the number of employee stock options which are exercised, and the amount of gains realized upon exercise, will be determined by, among other factors, fluctuations in the market values of Cadence common stock and our common stock.

We have obtained a $10.0 million revolving line of credit with U.S. National Bank of Oregon, which is available for general corporate purposes as needed. Under the agreement, we can borrow, with interest at the bank's prime lending rate, or if lower, at certain margins above banker's acceptance or interbank offering rates. There have been no borrowings against the line of credit to date. The term of the agreement ends April 30, 2001.

We believe that existing funds, funds expected to be generated by operating activities, and the available line of credit, will satisfy our anticipated working capital and other general corporate purposes through at least the next twelve months. We currently have no significant capital commitments other than commitments under facility operating leases and vendor contracts for development services, consulting services and parts. From time to time, we may consider the acquisition of complementary businesses, products or technologies. Presently, there are no significant understandings, commitments or agreements with respect to any such acquisitions. Any such transactions, if consummated, may require additional financing. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us.

YEAR 2000

During 1999 and 1998, we developed and executed our Year 2000 Readiness Plan which included steps to monitor, test and implement corrective measures for our critical vendors and suppliers, products and information systems. We estimate the costs incurred during 1999 and 1998, including payments to third parties and estimates of internal costs, for developing and implementing our Year 2000 readiness plan were less than $300,000 and $200,000, respectively. To date, we have not been impacted by any material Year 2000 issues.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates relate primarily to its investment portfolio. The Company mitigates its risk by diversifying its investments among high credit quality securities in accordance with the Company's investment policy. As of March 31, 2000, the Company's investment portfolio includes marketable debt securities of $19.2 million. These securities are subject to interest rate risk, and will decline in value if the interest rates increase. Due to the short duration of the Company's investment portfolio, an immediate 10 percent increase in interest rates would not have a material effect on the Company's financial condition or the results of its operations.

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

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits  (exhibit reference numbers refer to Item 601 of Regulation
         S-K)

         27.    Financial Data Schedule

 (b)     Reports on Form 8-K:

         No report on Form 8-K was filed during the quarter ended March
         31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2000.

                                    INTEGRATED MEASUREMENT SYSTEMS, INC.
                                    (Registrant)


                                    /s/ Fred Hall
                                    ------------------------------------

                                    Fred Hall
                                    Chief Financial Officer
                                    (on behalf of the Registrant and as
                                    Principal Financial Officer)