Form 10-Q
period 2000-06-30
INTEGRATED MEASUREMENT SYSTEMS INC /OR/
filed 2000-08-14
CIK 945441

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2000

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

At July 31, 2000, there were 7,879,678 shares of Integrated Measurement Systems, Inc. common stock, $0.01 par value, outstanding. (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

                      INTEGRATED MEASUREMENT SYSTEMS, INC.

                               INDEX TO FORM 10-Q


PART 1        FINANCIAL INFORMATION                                                     PAGE NUMBER
                                                                                        -----------
     Item 1.  Financial Statements

              Consolidated Statements of  Income for the three months and six months
               ended June 30, 2000 and 1999.                                                  3

              Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999.          4

              Consolidated Statements of Cash Flows for the six  months
               ended June 30, 2000 and 1999.                                                  5

              Notes to the Financial Statements.                                            6-7

     Item 2.  Management's Discussion and Analysis of
               Results of Operations and Financial Condition.                              8-12

     Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk.                                                                  12

PART II       OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders.                           13

     Item 5.  Other Information.                                                             13

     Item 6.  Exhibits and Reports on Form 8-K.                                              13


SIGNATURES                                                                                   14


                      INTEGRATED MEASUREMENT SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except net income per share)
                                   (Unaudited)

                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                             2000           1999            2000           1999
                                                         ------------   ------------    ------------   ------------
REVENUE
    Systems                                              $    13,289    $     9,359     $    24,870    $    16,907
    Software                                                   1,524          1,578           3,252          2,941
    Service                                                    2,543          2,226           4,956          4,537
                                                         ------------   ------------    ------------   ------------
      Net revenue                                             17,356         13,163          33,078         24,385
                                                         ------------   ------------    ------------   ------------

COST OF REVENUE:
    Systems                                                    5,451          3,458          10,311          6,732
    Software                                                     303            223             623            375
    Service                                                    1,122          1,212           2,188          2,217
                                                         ------------   ------------    ------------   ------------
      Total cost of revenue                                    6,876          4,893          13,122          9,324
                                                         ------------   ------------    ------------   ------------

      GROSS MARGIN                                            10,480          8,270          19,956         15,061

OPERATING EXPENSES:
    Research, development and engineering                      2,447          2,104           4,692          4,032
    Selling, general and administrative                        5,598          4,743          10,633          9,076
                                                         ------------   ------------    ------------   ------------
      Total operating expenses                                 8,045          6,847          15,325         13,108
                                                         ------------   ------------    ------------   ------------

      OPERATING INCOME                                         2,435          1,423           4,631          1,953

Other income, net                                                447             68             732            196
                                                         ------------   ------------    ------------   ------------

Income before provision for income taxes                       2,882          1,491           5,363          2,149

Provision for income taxes                                       922            464           1,716            688
                                                         ------------   ------------    ------------   ------------

      NET INCOME                                         $     1,960    $     1,027     $     3,647    $     1,461
                                                         ============   ============    ============   ============

BASIC EARNINGS PER SHARE                                 $      0.25    $      0.14     $      0.47    $      0.20
                                                         ============   ============    ============   ============

DILUTED EARNINGS PER SHARE                               $      0.23    $      0.13     $      0.43    $      0.19
                                                         ============   ============    ============   ============

Weighted average number of common shares
    outstanding for basic earnings per share                   7,828          7,461           7,774          7,455

Incremental shares from assumed conversions
    of employee stock options                                    701            532             805            419
                                                         ------------   ------------    ------------   ------------

Adjusted weighted average shares for diluted
    earnings per share                                         8,529          7,993           8,579          7,874
                                                         ============   ============    ============   ============


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                  INTEGRATED MEASUREMENT SYSTEMS, INC.

                      CONSOLIDATED BALANCE SHEETS
             (Dollars In thousands, except per share data)

                                                                                     June 30,           December 31,
                                                                                       2000                 1999
                                                                                 -----------------    -----------------
                                                                                   (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                                    $         23,018     $          7,507
    Short-term investments                                                                  8,571               15,117
    Trade receivables, less allowance for doubtful accounts
      of $107 and $257                                                                     14,239               13,956
    Inventories, net                                                                       12,388               13,176
    Deferred income taxes                                                                   2,662                2,662
    Prepaid expenses and other current assets                                               4,199                3,453
                                                                                 -----------------    -----------------
      Total Current Assets                                                                 65,077               55,871

Property, Plant and Equipment, net                                                         10,239               10,737
Service Spare Parts, net                                                                    3,191                2,986
Software Development Costs, net                                                             3,772                3,915
Other Assets, net                                                                             662                  915
                                                                                 -----------------    -----------------
      Total Assets                                                               $         82,941     $         74,424
                                                                                 =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                             $          1,827     $          1,539
    Accrued compensation                                                                    2,263                2,608
    Accrued warranty                                                                        1,650                1,182
    Deferred revenue                                                                        3,081                2,193
    Other current liabilities                                                                 987                  947
    Income taxes payable                                                                    1,347                  818
    Capital lease obligations - current                                                       154                  149
                                                                                 -----------------    -----------------
      Total Current Liabilities                                                            11,309                9,436

Deferred Income Taxes                                                                       1,390                1,390
Capital Lease Obligations, net of current portion                                             135                  213
Deferred Compensation                                                                       1,701                1,565

Shareholders' Equity:
    Preferred stock, $0.01 par value, 10,000,000 shares authorized;
      none issued and outstanding                                                               -                    -
    Common stock, $0.01 par value, 15,000,000 shares authorized;
      7,874,756 and 7,588,600 shares issued and outstanding                                    79                   76
    Additional paid-in capital                                                             45,109               42,173
    Retained earnings                                                                      23,218               19,571
                                                                                 -----------------    -----------------
      Total Shareholders' Equity                                                           68,406               61,820
                                                                                 -----------------    -----------------
      Total Liabilities and Shareholders' Equity                                 $         82,941     $         74,424
                                                                                 =================    =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
                                  SHEETS.

                     INTEGRATED MEASUREMENT SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                          Six Months Ended June 30,
                                                                                          2000                 1999
                                                                                    -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $          3,647     $          1,461
    Adjustments to reconcile net income to cash provided by
       operating activities:
       Depreciation and amortization                                                           3,327                2,790
       Deferred compensation                                                                     136                   80
       Tax benefit from Cadence and IMS stock options                                            771
    (Increase) decrease in assets:
       Trade receivables, net                                                                   (283)               1,287
       Inventories, net                                                                          788                 (247)
       Other current assets                                                                     (815)                (470)
    Increase (decrease) in liabilities:
       Deferred revenue                                                                          888                  216
       Accounts payable and accrued liabilities                                                  480                  961
       Income taxes payable                                                                      529                    -
                                                                                    -----------------    -----------------
       Net cash provided by operating activities                                               9,468                6,078
                                                                                    -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of short-term investments                                                             6,586                2,122
    Purchases of short-term investments                                                            -               (4,148)
    Purchases of equipment and service spare parts                                            (1,878)              (1,759)
    Software development costs capitalized                                                      (760)                (924)
                                                                                    -----------------    -----------------
       Net cash provided by (used in) investing activities                                     3,948               (4,709)
                                                                                    -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under capital leases                                                      (73)                (176)
    Proceeds from employee stock plans                                                         2,168                  159
                                                                                    -----------------    -----------------
       Net cash provided by (used in) financing activities                                     2,095                  (17)
                                                                                    -----------------    -----------------

Net increase in cash and cash equivalents                                                     15,511                1,352
Beginning cash and cash equivalents balance                                                    7,507                3,379
                                                                                    -----------------    -----------------
Ending cash and cash equivalents balance                                            $         23,018     $          4,731
                                                                                    =================    =================


OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Income taxes (paid) refunded                                                    $           (355)    $            102
                                                                                    =================    =================
    Interest paid                                                                   $            (14)    $            (26)
                                                                                    =================    =================


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                      INTEGRATED MEASUREMENT SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)

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

                                            June 30,             December 31,
                                               2000                  1999
                                         ----------------       ----------------
         Raw materials                   $         6,599        $         7,443
         Work-in-progress                          3,121                  2,184
         Finished goods                            2,668                  3,549
                                         ----------------       ----------------
                                                  12,388                 13,176
                                         ================       ================

 (3)     EARNINGS PER SHARE

         Earnings per share amounts presented in the accompanying Statements of Income have been calculated in accordance with Statement of Accounting Standards No. 128, "Earnings per Share." The following options to purchase common stock were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock and the effect would have been anti-dilutive.

                                                   2000                1999
                                               ---------------     ---------------
         Three months ended June 30                   126,315              64,430
         Six months ended June 30                      32,277             181,030


 (4)     SEGMENT DISCLOSURES

         Disclosures about the Company's business segments, as required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," are as follows:

         FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                                           Test Systems          Virtual Test          Consolidated
                                                         ----------------      ----------------      ----------------
          Segment net revenue                            $        16,521       $          835        $        17,356
          Segment operating income (loss)                $         3,022       $         (587)       $         2,435


         FOR THE THREE MONTHS ENDED JUNE 30, 1999

                                                           Test Systems          Virtual Test          Consolidated
                                                         ----------------      ----------------      ----------------
          Segment net revenue                            $        12,210       $          953        $        13,163
          Segment operating income (loss)                $         1,683       $         (260)       $         1,423


         FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                           Test Systems          Virtual Test          Consolidated
                                                         ----------------      ----------------      ----------------
          Segment net revenue                            $        31,299       $        1,779        $        33,078
          Segment operating income (loss)                $         5,574       $         (943)       $         4,631


         FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                           Test Systems          Virtual Test          Consolidated
                                                         ----------------      ----------------      ----------------
          Segment net revenue                            $        22,469       $        1,916        $        24,385
          Segment operating income (loss)                $         2,327       $         (374)       $         1,953


(5)      (5)  REVENUE RECOGNITION

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

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin, or SAB, No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance for public companies on the recognition, presentation and disclosure of revenue in their financial statements. The semiconductor equipment industry and the accounting profession are currently evaluating SAB 101 and the practical effects of its implementation are still uncertain. We have historically recognized revenue at the time our products are shipped which is the predominant method used by companies in the semiconductor equipment industry. SAB 101 would require that we recognize revenue at the time a shipped product has been accepted by a customer. This change in our revenue recognition policy would have to be reported as a change in accounting principle effective January 1, 2000. Implementation of this change has been deferred by the SEC to the fourth quarter of 2000. The change would result in the restatement of our financial statements for the quarter and six months ended June 30, 2000, to record a significant non-operating charge against net income, as of the first day of the period, reflecting the deferral of revenue for shipments of our products previously reported as revenue in 1999 which had not been accepted by customers as of December 31, 1999. This deferred revenue would be recognized in the period in which formal customer acceptance has been obtained. The revenue recognized for each of the previously reported quarters during the year 2000 would be restated accordingly and could result in revenue recognition occurring outside the quarter in which product was shipped. While we are still evaluating the implementation of SAB 101, we believe it will affect the timing and predictability of ongoing revenue recognition and may require a portion of our quarterly and annual revenue in 2000 and beyond to be deferred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT, AS WELL AS THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO, AND THE MANAGEMENT DISCUSSION AND ANALYSIS PRESENTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999. THIS QUARTERLY REPORT, INCLUDING THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS CERTAIN STATEMENTS, TREND ANALYSIS AND OTHER INFORMATION THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS AMENDED, WHICH MAY INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS INCLUDING THE WORDS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "INTEND" AND OTHER SIMILAR EXPRESSIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN DUE TO NUMEROUS FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED IN THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, AND THE COMPANY'S FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2000.

OVERVIEW

We were founded in 1983 to design and develop integrated circuit validation systems to test and measure complex electronic devices at the prototype stage. We were acquired by Valid Logic Systems, Incorporated in 1989 and then by Cadence in 1991 as a result of the merger of Valid Logic into Cadence. We were operated as a separate subsidiary of Cadence. In July 1995, we completed our initial public offering of common stock and in February 1997, completed our secondary public offering of our common stock. Cadence sold shares in each of those offerings, and as of June 30, 2000, continues to own approximately 33% of our common stock.

Our net revenue is comprised of validation systems revenue, software revenue, including validation systems software and our virtual test software, and service revenue, which consists primarily of revenue derived from maintenance and consulting contracts. Revenue from validation systems sales and software licenses is generally recognized as the product ships and when no significant obligations remain. Contract service and support revenues billed in advance are recorded as deferred revenue and recognized ratably over the contractual period as the services and support are performed. Revenue from other services, such as consulting and training, is recognized as the related services are performed or when specified milestones are achieved.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for public companies on the recognition, presentation and disclosure of revenue in their financial statements. The semiconductor equipment industry and the accounting profession are currently evaluating SAB 101 and the practical effects of its implementation are still uncertain. We have historically recognized revenue at the time our products are shipped which is the predominant method used by companies in the semiconductor equipment industry. SAB 101 would require us to recognize revenue at the time a shipped product has been accepted by a customer. This change in our revenue recognition policy would have to be reported as a change in accounting principles effective January 1, 2000. Implementation of this change has been deferred by the SEC to the fourth quarter of 2000. The change would result in the restatement of our financial statements for the quarter and six months ended June 30, 2000 to record a significant non-operating charge against net income, as of the first day of the period, reflecting the deferral of revenue for shipments of our products previously reported as revenue in 1999 which had not been accepted by customers as of December 31, 1999. This deferred revenue would be recognized in the period in which formal customer acceptance has been obtained. The revenue recognized for each of the previously reported quarters during the year 2000 would be restated accordingly and could result in revenue recognition occurring outside the quarter in which product was shipped. While we are still evaluating the implementation of SAB 101, we believe it will affect the timing and predictability of ongoing revenue recognition and may require a portion of our quarterly and annual revenue in 2000 and beyond to be deferred.

We derive a substantial portion of our net revenue from the sale of validation systems which typically range in price from $200,000 to $1.8 million per unit and may be priced as high as $2.3 million for a single unit. As a result, the receipt of a single order, and the timing of the receipt and shipment of a single order can have a significant impact on our net revenue and results of operations for a particular period. In addition, a substantial portion of our net revenue can be realized during the last few weeks of each quarter. A significant portion of our operating expenses is relatively fixed in nature, and planned expenditures are based in part on anticipated orders. As a result, we may be unable to reduce such expenses in a particular period if our revenue goals for that period are not met. The inability to reduce spending quickly enough to compensate for any revenue shortfall would magnify the adverse impact of such revenue shortfall on our results of operations.

The industries in which we compete and the markets that we serve are highly cyclical. During recent years, segments of these industries, including the aerospace, automotive, computer, consumer electronics, data communications, medical electronics, semiconductor and telecommunications industries, have experienced significant economic downturns from time to time. The semiconductor industry is particularly volatile due to rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Our operations have in the past and may in the future fluctuate substantially from period to period as a consequence of industry patterns like these, or of general economic conditions affecting the timing of significant orders from customers and other factors affecting capital spending.

RESULTS OF OPERATIONS

NET REVENUE

Net revenue increased 32% to $17.4 million for the three months ended June 30, 2000 from $13.2 million for the second quarter of 1999. Revenue from Intel accounted for 51% of net revenue down from 55% during the same quarter last year. Revenue from Level One accounted for 10% of net revenue for the three months ended June 30, 2000. No other customer accounted for more than 10% of net revenue during the quarters ended June 30, 2000 and 1999. International revenue accounted for 16% of net revenue for the quarter ended June 30, 2000, as compared to 19% for the same quarter in 1999.

Systems revenue increased $3.9 million, or 42%, to $13.3 million for the quarter ended June 30, 2000 from $9.4 million for the quarter ended June 30, 1999. This increase is primarily attributable to increased revenue from sales of the Vanguard logic validation systems and Electra MX mixed-signal validation systems, both for the quarter and year-to-date.

Software revenue was relatively flat at $1.5 million for the current quarter ended June 30, 2000 as compared to $1.6 million for the same quarter in 1999. Lower sales of Virtual Test software accounted for the slight decrease.

Service revenue increased to $2.5 million, or $14%, for the quarter ended June 30, 2000 as compared to $2.2 million for the quarter ended June 30, 1999. This increase is partially attributable to increased Virtual Test maintenance revenue as the installed base for that product grows and partially to older generation products remaining under maintenance contracts longer than planned.

Net revenue for the six months ended June 30, 2000 were $33.1 million compared to $24.4 million for the same period in 1999, an increase of $8.7 million or 36%. Revenue from Intel accounted for 48% of net revenue for the six months ended June 30, 2000.

GROSS MARGIN

Gross margin was $10.5 million, or 60.4% of net revenue, in the second quarter of 2000 and $8.3 million, or 62.8% of net revenue, for the same period of 1999. As a percentage of net revenue the decrease in gross margin is attributable to several factors: higher level of shipments of mixed signal products which have lower gross margins because of significant third party content, net revenue from higher-margin Virtual Test software representing a smaller proportion of total net revenue, higher manufacturing overhead, increased provision for inventory obsolescence and warranty costs, and an increase in the amortization of capitalized software development costs.

For the six months ended June 30, 2000 gross margin increased to $20.0 million from $15.1 million for the six months ended June 30, 1999. As a percentage of revenue, gross margin decreased to 60.3% for the period from 61.8% for the six months ended June 30, 1999, reflecting the same factors discussed above.

OPERATING EXPENSES

Research, development and engineering (R&D) expenses consist of employee costs, costs of materials consumed, depreciation of equipment and engineering related costs net of capitalized software development costs. Net R&D expenses increased to $2.4 million for the three months ended June 30, 2000 from $2.1 million for the second quarter of 1999. Net R&D expenses amounted to 14% of net revenue in the three months ended June 30, 2000, compared to 16% in the three months ended June 30, 1999. The increase in the dollar amount of net R&D expenses reflects our continued investment in the development of the new Orion memory validation systems and a decrease in the amount of software development costs we capitalized. Software development costs capitalized for the quarter ended June 30, 2000 were $0.4 million as compared to $0.5 million for the same quarter last year. The amount of amortization of capitalized software development costs (included in cost of revenue) for the quarter ended June 30, 2000 increased to $0.4 million from $0.3 million for the same period last year.

For the six months ended June 30, 2000, net R&D expenses increased to $4.7 million from $4.0 million for the same period in 1999. As a percentage of net revenue, net R&D expenses were 14% for the six months ended June 30, 2000 and 17% for the same period in 1999. The decrease in net R&D expenses as a percentage of net revenue both for the quarter and year-to-date were directly attributable to the increase in net revenue discussed above.

Selling, general and administrative (SG&A) expenses of $5.6 million for the second quarter of 2000 increased 18% from $4.7 million in the same quarter of 1999. As a percentage of net revenue, SG&A expenses decreased to 32% in the three months ended June 30, 2000 from 36% in the three months ended June 30, 1999. The increase in the dollar amount of SG&A expenses reflects normal annual salary increases implemented in April 2000, increased sales commissions on higher sales volumes, and investments in sales and marketing infrastructure.

For the six months ended June 30, 2000 and 1999, SG&A expenses were $10.6 million and $9.1 million respectively. As a percentage of net revenue, SG&A expenses decreased to 32% for the six months ended June 30, 2000 compared to 37% for the same period in 1999. The decrease in SG&A expenses as a percent of net revenue for both the quarter and year-to-date resulted directly from the increase in net revenue discussed above.

OTHER INCOME, NET

Other income, net, increased to $0.4 million for the three months ended June 30, 2000 from $0.1 million in the quarter ended June 30, 1999 and to $0.7 million from $0.2 million for the respective six-month periods. The increases were primarily due to higher average cash and investments balances and to a $0.1 million gain resulting from the translation of foreign denominated receivables into US dollars.

INCOME TAXES

Our effective tax rate was 32% for the six-month periods ended June 30, 2000 and 1999. Our income tax position includes the effects of available tax benefits in certain countries where we do business, benefits for available net operating loss carryforwards, and tax expense for subsidiaries with pre-tax income. While management currently anticipates our effective tax rate to be approximately 32% for the year 2000, this rate is sensitive to the geographic and product mix of our net revenue, and therefore could be higher or lower in the future depending upon actual net revenue realized.

NET INCOME

As a result of the various factors discussed above, net income for the first half of 2000 increased to $3.6 million, or 11% of net revenue, and $0.43 per diluted share compared to $1.5 million, or 6% of net revenue, and $0.19 per diluted share for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of approximately $31.6 million, and funds available under an existing bank line of credit of $10.0 million. Cash, cash equivalents and short-term investments increased by $9.0 million from December 31, 1999. Since 1988, we have relied on cash generated from operations and cash raised through public stock offerings as our principal source of liquidity.

OPERATING ACTIVITIES

Cash generated from operating activities of $9.5 million increased by $3.4 million for the six month period ended June 30, 2000, from $6.1 million for the same period last year. This improvement in operating cash flows was primarily attributable to improved operating results and to the Company's asset management programs aimed at increasing turnover of accounts receivable and inventories.

Trade receivables increased to $14.2 million at June 30, 2000 from $14.0 million at December 31, 1999, primarily due to increased sales volume offset by improved cash collection efforts (marked by a reduction in the days sales outstanding to 74 at June 30, 2000 from 109 at March 31, 2000). Inventories decreased to $12.4 million at June 30, 2000 from $13.2 million at December 31, 1999, as a result of increased sales volume and focused inventory reduction programs. Deferred revenue increased to $3.1 million at June 30, 2000 compared to $2.2 million at December 31, 1999. This increase reflects the normal seasonal increase in renewals of annual maintenance contracts by customers in the first quarter of 2000.

INVESTING ACTIVITIES

Investing activities provided net cash of $3.9 million for the six months ended June 30, 2000 and used net cash of $4.7 million for the same period last year. For the six months ended June 30, 2000, we converted $6.6 million of short-term investments into cash equivalents, invested $1.4 million in capital expenditures, $0.5 million in service spare parts and $0.8 million of software development costs were capitalized.

FINANCING ACTIVITIES

Financing activities provided net cash of $2.1 million for the six-month period ended June 30, 2000 as compared to using net cash of $17,000 for the comparable period in 1999. This increase primarily resulted from proceeds generated from the issuance of stock under our employee stock option and purchase plans amounting to $2.2 million for the six months ended June 30, 2000 as compared to $0.2 million for the same period a year ago.

We realized reductions in current income tax liabilities of $0.8 million in the six months ended June 30, 2000, resulting from the benefit of tax deductions of employee gains upon exercise of Cadence and our employee stock options. During the same period in 1999 no such benefits were recorded. The compensation for tax purposes associated with stock option exercises are typically not treated as expense for financial reporting purposes, and the exercise of Cadence stock options does not increase the number of shares of our common stock outstanding. The tax benefits available from the stock option deduction may decrease in the future as employee holdings of Cadence stock options decline due to option exercises and cancellations. Additionally, the timing and magnitude of such decrease in tax benefits, if realized, is uncertain as the number of employee stock options which are exercised, and the amount of gains realized upon exercise, will be determined by, among other factors, fluctuations in the market values of Cadence common stock and our common stock.

We have obtained a $10.0 million revolving line of credit with U.S. National Bank of Oregon, which is available for general corporate purposes as needed. Under the agreement, we can borrow, with interest at the bank's prime lending rate, or if lower, at certain margins above bankers' acceptance or interbank offering rates. There have been no borrowings against the line of credit to date. The term of the agreement ends April 30, 2001.

We believe that cash on hand, short-term investments, and cash generated from operations, as well as cash available from the Company's existing $10.0 million short-term line of credit, will be sufficient to meet the Company's working capital and other cash requirements for at least the next twelve months. Management is continually evaluating opportunities to develop and introduce new products, and to acquire complementary businesses or technologies. At present, the Company has no understandings, commitments or agreements with respect to any such opportunities. Any transactions resulting from such opportunities, if consummated, may necessitate funding from other sources. There can be no assurance that such funding will be available or that, if available, such funding will be obtainable on terms favorable to the company.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We mitigate our risk by diversifying investments among high credit quality securities in accordance with our investment policy. As of June 30, 2000, our investment portfolio includes marketable debt securities of $23.5 million. These securities are subject to interest rate risk, and will decline in value if the interest rates increase. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would not have a material effect on our financial condition or the results of operations.

FOREIGN CURRENCY EXCHANGE RATE RISK

The Euro is the functional currency of our subsidiaries in France, Germany and Switzerland. The Yen is the functional currency of our subsidiary in Japan. We maintain cash balances denominated in currencies other than the U.S. Dollar in order to meet minimum operating requirements of our foreign subsidiaries.

We have limited involvement with derivative financial instruments and do not use them for trading purposes. Derivatives are used to manage well-defined foreign currency risks. We enter into forward exchange contracts to hedge the value of recorded short-term receivables and payables denominated in a foreign currency. Accordingly, the impact of exchange rates on the forward contracts will be substantially offset by the impact of such changes on the underlying transactions. The effect of an immediate 10 percent change in exchange rates on the forward exchange contracts and the underlying hedged positions denominated in foreign currencies would not be material to our financial position or the results of operation.

                            PART II OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held May 16, 2000, the stockholders of the Company approved the following matters:

1. The nominees for directors listed below were elected directors of the Company, each to a three-year term and until their successors are duly elected and qualified:


       Election of Directors                       For             Opposed         Abstained
       ---------------------                       ---             -------         ---------
         H. Raymond Bingham                    6,902,576              0              454,640
         Milton R. Smith                       6,902,736              0              454,480

       Continuing Directors
       --------------------
         Keith L. Barnes
         Thomas R. Franz
         Paul A. Gary
         C. Scott Gibson
         James E. Solomon


2. A proposal for the approval of an amendment to the Company's 1995 Stock Incentive Plan (the 1995 Plan) increasing from 2,215,000 shares to 2,587,000 shares the number of shares of Common Stock that are reserved for issuance under the 1995 Plan was approved by a vote of 3,566,460 for, 2,717,922 opposed, 2,855 abstained and 1,069,979 non-voted by brokers.

3. A proposal for the approval of an amendment to the Company's 1995 Employee Stock Purchase Plan (the 1995 ESPP) increasing from 250,000 shares to 450,000 shares the number of shares of Common Stock that are reserved for issuance under the 1995 ESPP was approved by a vote of 5,372,467 for, 911,144 opposed, 3,626 abstained and 1,069,979 non-voted by brokers.

4. A proposal for the ratification of the selection of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 2000 was approved by a vote of 7,354,997 for, 1,115 opposed and 1,104 abstained.

ITEM 5. OTHER INFORMATION

The Chief Executive Officer, Chief Technology Officer, and Chief Financial Officer are under a program whereby they intend to sell shares of their in-the-money stock within a pre-determined range of shares of 20,000 to 50,000 shares, 5,000 to 10,000 shares, and 1,000 to 5,000 shares, respectively, on a quarterly basis regardless of the market price.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

        27.    Financial Data Schedule

(b)     Reports on Form 8-K:

        No report on Form 8-K was filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2000.

                                     INTEGRATED MEASUREMENT SYSTEMS, INC.
                                     (Registrant)

                                     /s/ Fred Hall
                                     -------------------------------------------
                                     Fred Hall
                                     Chief Financial Officer
                                     (on behalf of the Registrant and as
                                     Principal Financial Officer)