Form 10-Q
period 2000-09-30
INTEGRATED MEASUREMENT SYSTEMS INC /OR/
filed 2000-11-13
CIK 945441

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



--------------------------------------------------------------------------------

                                    FORM 10-Q

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

At October 31, 2000, there were 7,943,891 shares of Integrated Measurement Systems, Inc. common stock, $0.01 par value, outstanding.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

                      INTEGRATED MEASUREMENT SYSTEMS, INC.

                               INDEX TO FORM 10-Q




PART 1        FINANCIAL INFORMATION                                                     PAGE NUMBER
-----------------------------------                                                     -----------

     Item 1.  Financial Statements

              Consolidated Statements of Income for the three months and
               nine months ended September 30, 2000 and 1999.                               3

              Consolidated Balance Sheets as of September 30, 2000
               and December 31, 1999.                                                       4

              Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2000 and 1999.                                           5

              Notes to the Consolidated Financial Statements.                             6-7


     Item 2.  Management's Discussion and Analysis of
               Results of Operations and Financial Condition.                            8-13

     Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk.                                                               13


PART II       OTHER INFORMATION
-------       -----------------

     Item 5.  Other Information.                                                           14

     Item 6.  Exhibits and Reports on Form 8-K.                                            14



SIGNATURES                                                                                 15
----------


                      INTEGRATED MEASUREMENT SYSTEMS, INC.
                        Consolidated Statements of Income
                   (In thousands, except net income per share)
                                   (Unaudited)

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                  September 30,
                                                            2000           1999            2000           1999
                                                         ------------   ------------    ------------   ------------
REVENUE
    Systems                                              $    13,730    $    11,598     $    38,600    $    28,505
    Software                                                   1,747          1,058           4,999          3,999
    Service                                                    2,471          2,239           7,427          6,775
                                                         ------------   ------------    ------------   ------------
      Net revenue                                             17,948         14,895          51,026         39,279
                                                         ------------   ------------    ------------   ------------

COST OF REVENUE:
    Systems                                                    5,283          4,313          15,594         11,045
    Software                                                     338            247             960            621
    Service                                                    1,057          1,116           3,246          3,333
                                                         ------------   ------------    ------------   ------------
      Total cost of revenue                                    6,678          5,676          19,800         14,999
                                                         ------------   ------------    ------------   ------------

      GROSS MARGIN                                            11,270          9,219          31,226         24,280

OPERATING EXPENSES:
    Research, development and engineering                      2,596          2,170           7,288          6,202
    Selling, general and administrative                        5,892          4,940          16,525         14,016
                                                         ------------   ------------    ------------   ------------
      Total operating expenses                                 8,488          7,110          23,813         20,218
                                                         ------------   ------------    ------------   ------------

      OPERATING INCOME                                         2,782          2,109           7,413          4,062

Other income, net                                                399            258           1,131            454
                                                         ------------   ------------    ------------   ------------

Income before provision for income taxes                       3,181          2,367           8,544          4,516

Provision for income taxes                                     1,018            757           2,734          1,445
                                                         ------------   ------------    ------------   ------------

      NET INCOME                                       $       2,163    $     1,610     $     5,810    $     3,071
                                                         ============   ============    ============   ============

BASIC EARNINGS PER SHARE                               $        0.27  $        0.21   $        0.74  $        0.41
                                                         ============   ============    ============   ============

DILUTED EARNINGS PER SHARE                             $        0.25  $        0.20   $        0.68  $        0.39
                                                         ============   ============    ============   ============
Weighted average number of common shares
    outstanding for basic earnings per share                   7,892          7,502           7,813          7,470

Incremental shares from assumed conversions
    of employee stock options                                    723            647             784            494
                                                         ------------   ------------    ------------   ------------
Adjusted weighted average shares for diluted
    earnings per share                                         8,615          8,149           8,597          7,964
                                                         ============   ============    ============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                  INTEGRATED MEASUREMENT SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS
             (Dollars In thousands, except per share data)

                                                                                  September 30,         December 31,
                                                                                       2000                 1999
                                                                                 -----------------    -----------------
                                                                                   (Unaudited)

ASSETS
Current Assets:
    Cash and cash equivalents                                                   $          17,357    $           7,507
    Short-term investments                                                                 17,471               15,117
    Trade receivables, less allowance for doubtful accounts
      of $102 and $257                                                                     15,997               13,956
    Inventories, net                                                                       12,477               13,176
    Deferred income taxes                                                                   2,662                2,662
    Prepaid expenses and other current assets                                               4,213                3,453
                                                                                 -----------------    -----------------
      Total Current Assets                                                                 70,177               55,871

Property, Plant and Equipment, net                                                          9,993               10,737
Service Spare Parts, net                                                                    3,061                2,986
Software Development Costs, net                                                             3,625                3,915
Other Assets, net                                                                             528                  915
                                                                                 -----------------    -----------------
      Total Assets                                                              $          87,384    $          74,424
                                                                                 =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                            $           3,300    $           1,539
    Accrued compensation                                                                    2,433                2,608
    Accrued warranty                                                                        1,800                1,182
    Deferred revenue                                                                        3,453                2,193
    Other current liabilities                                                               1,524                  947
    Income taxes payable                                                                      184                  818
    Capital lease obligations - current                                                       251                  149
                                                                                 -----------------    -----------------
      Total Current Liabilities                                                            12,945                9,436

Deferred Income Taxes                                                                       1,390                1,390
Capital Lease Obligations, net of current portion                                               -                  213
Deferred Compensation                                                                       1,800                1,565

Shareholders' Equity:
    Preferred stock, $0.01 par value, 10,000,000 shares authorized;
      none issued and outstanding                                                               -                    -
    Common stock, $0.01 par value, 15,000,000 shares authorized;
      7,938,180 and 7,588,600 shares issued and outstanding                                    79                   76
    Additional paid-in capital                                                             45,789               42,173
    Retained earnings                                                                      25,381               19,571
                                                                                 -----------------    -----------------
      Total Shareholders' Equity                                                           71,249               61,820
                                                                                 -----------------    -----------------
      Total Liabilities and Shareholders' Equity                                $          87,384    $          74,424
                                                                                 =================    =================


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                BALANCE SHEETS.

                     INTEGRATED MEASUREMENT SYSTEMS, INC.
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                           2000                1999
                                                                                    -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $           5,810    $           3,071
    Adjustments to reconcile net income to cash provided by
       operating activities:
       Depreciation and amortization                                                           5,119                4,277
       Deferred compensation                                                                     235                  263
       Provision for deferred income taxes                                                         -                1,375
       Tax benefit from IMS stock options                                                      1,198                    -
    (Increase) decrease in assets:
       Trade receivables, net                                                                 (2,041)                (439)
       Inventories, net                                                                          699                  623
       Other current assets                                                                     (760)                (748)
    Increase (decrease) in liabilities:
       Deferred revenue                                                                        1,260                  617
       Accounts payable and accrued liabilities                                                2,649                  (67)
       Income taxes payable                                                                     (634)                 173
                                                                                    -----------------    -----------------
       Net cash provided by operating activities                                              13,535                9,145
                                                                                    -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of short-term investments                                                             9,425                2,122
    Purchases of short-term investments                                                      (11,779)              (8,008)
    Purchases of equipment and service spare parts                                            (2,648)              (2,195)
    Software development costs capitalized                                                    (1,126)              (1,401)
                                                                                    -----------------    -----------------
       Net cash used in investing activities                                                  (6,128)              (9,482)
                                                                                    -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under capital leases                                                     (111)                (252)
    Proceeds from employee stock plans                                                         2,554                  699
                                                                                    -----------------    -----------------
       Net cash provided by financing activities                                               2,443                  447
                                                                                    -----------------    -----------------

Net increase in cash and cash equivalents                                                      9,850                  110
Beginning cash and cash equivalents balance                                                    7,507                3,379
                                                                                    -----------------    -----------------
Ending cash and cash equivalents balance                                           $          17,357    $           3,489
                                                                                    =================    =================


OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Income taxes (paid) refunded                                                   $          (2,132)   $             102
                                                                                    =================    =================
    Interest paid                                                                  $             (19)   $             (36)
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

                                                                             September 30,          December 31,
                                                                                  2000                  1999
                                                                            ----------------       ----------------

         Raw materials                                                     $          7,063       $          7,443
         Work-in-progress                                                             2,904                  2,184
         Finished goods                                                               2,510                  3,549
                                                                            ----------------       ----------------
                                                                           $         12,477       $         13,176
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

                                                                                  2000                   1999
                                                                            -----------------      -----------------

       Three months ended September  30                                          140,727                 30,750
       Nine months ended September 30                                             36,305                 72,638


(4)      SEGMENT DISCLOSURES

         Disclosures about the Company's business segments, as required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," are as follows:


         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                         Test Systems          Virtual Test          Consolidated
                                                       ----------------      ----------------      ----------------

          Segment net revenue                         $        16,937       $         1,011       $        17,948
          Segment operating income (loss)             $         3,117       $          (335)      $         2,782



         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                         Test Systems          Virtual Test          Consolidated
                                                       ----------------      ----------------      ----------------

          Segment net revenue                         $        14,626       $           269       $        14,895
          Segment operating income (loss)             $         2,962       $          (853)      $         2,109


         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                         Test Systems          Virtual Test          Consolidated
                                                       ----------------      ----------------      ----------------

         Segment net revenue                          $        48,236       $         2,790       $        51,026
         Segment operating income (loss)              $         8,691       $        (1,278)      $         7,413


         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                         Test Systems          Virtual Test          Consolidated
                                                       ----------------      ----------------      ----------------

         Segment net revenue                          $        37,094      $          2,185      $         39,279
         Segment operating income (loss)              $         5,289      $         (1,227)     $          4,062


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

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin, or SAB, No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance for public companies on the recognition, presentation and disclosure of revenue in their financial statements. The semiconductor equipment industry and the accounting profession are currently evaluating SAB 101 and the practical effects of its implementation are still uncertain. The Company has historically recognized revenue at the time its products are shipped which is the predominant method used by companies in the semiconductor equipment industry. SAB 101 would generally require the Company to recognize revenue at the time a shipped product has been accepted by a customer. This change in the Company's revenue recognition policy would have to be reported as a change in accounting principle effective January 1, 2000. Implementation of this change has been deferred by the SEC to the fourth quarter of 2000. The change would result in the restatement of the Company's financial statements for the quarter and nine months ended September 30, 2000, to record a significant non-operating charge against net income, as of the first day of the period, reflecting the deferral of revenue for shipments of the Company's products previously reported as revenue in 1999 which had not been accepted by customers as of December 31, 1999. The revenue recognized for each of the previously reported quarters during the year 2000 would be restated accordingly and could result in revenue recognition occurring outside the quarter in which product was shipped. While the Company is still evaluating the implementation of SAB 101, the Company believes it will affect the timing and predictability of ongoing revenue recognition and may require a portion of the Company's quarterly and annual revenue in 2000 and beyond to be deferred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT, AS WELL AS THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO, AND THE MANAGEMENT DISCUSSION AND ANALYSIS PRESENTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999. THIS QUARTERLY REPORT, INCLUDING THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS CERTAIN STATEMENTS, TREND ANALYSIS AND OTHER INFORMATION THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS AMENDED, WHICH MAY INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS INCLUDING THE WORDS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "INTEND" AND OTHER SIMILAR EXPRESSIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN DUE TO NUMEROUS FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED IN THE FOLLOWING DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, AND THE COMPANY'S QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31 AND JUNE 30, 2000.

OVERVIEW

We were founded in 1983 to design and develop integrated circuit validation systems to test and measure complex electronic devices at the prototype stage. We were acquired by Valid Logic Systems, Incorporated (Valid Logic) in 1989 and then by Cadence Design Systems (Cadence) in 1991 as a result of the merger of Valid Logic into Cadence. We were operated as a separate subsidiary of Cadence. In July 1995, we completed our initial public offering of common stock and in February 1997, completed a secondary public offering of our common stock. Cadence sold shares in each of those offerings, and as of September 30, 2000, continues to own approximately 33% of our common stock.

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

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for public companies on the recognition, presentation and disclosure of revenue in their financial statements. The semiconductor equipment industry and the accounting profession are currently evaluating SAB 101 and the practical effects of its implementation are still uncertain. We have historically recognized revenue at the time our products are shipped which is the predominant method used by companies in the semiconductor equipment industry. SAB 101 would generally require us to recognize revenue at the time a shipped product has been accepted by a customer. This change in our revenue recognition policy would have to be reported as a change in accounting principles effective January 1, 2000. Implementation of this change has been deferred by the SEC to the fourth quarter of 2000. The change would result in the restatement of our financial statements for the quarter and nine months ended September 30, 2000 to record a significant non-operating charge against net income, as of the first day of the period, reflecting the deferral of revenue for shipments of our products previously reported as revenue in 1999 which had not been accepted by customers as of December 31, 1999. The revenue recognized for each of the previously reported quarters during the year 2000 would be restated accordingly and could result in revenue recognition occurring outside the quarter in which product was shipped. While we are still evaluating the implementation of SAB 101, we believe it will affect the timing and predictability of ongoing revenue recognition and may require a portion of our quarterly and annual revenue in 2000 and beyond to be deferred.

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

RESULTS OF OPERATIONS

NET REVENUE

Net revenue increased 20% to $17.9 million for the three months ended September 30, 2000 from $14.9 million for the third quarter of 1999. Revenue in North America amounted to 66% of net revenue and international revenue amounted to 34% of net revenue in the third quarter of 2000 compared to 64% and 36%, respectively, during the same period in 1999. Revenue from Intel accounted for 51% of net revenue down from 58% during the same quarter last year. No other customer accounted for more than 10% of net revenue during the quarters ended September 30, 2000 and 1999.

Systems revenue increased $2.1 million, or 18%, to $13.7 million for the quarter ended September 30, 2000 from $11.6 million for the quarter ended September 30, 1999. Sales of Vanguard logic validation systems, Electra MX mixed signal validation systems and Orion memory validation systems accounted for the increase in systems revenue, both for the quarter and year-to-date. The increase resulted from continued strong demand for capital equipment within the semiconductor industry.

Software revenue increased 65% to $1.7 million for the quarter ended September 30, 2000 from $1.0 million for the quarter ended September 30, 1999. Higher sales of Virtual Test software accounted for the increase.

Service revenue increased 10% to $2.5 million for the quarter ended September 30, 2000 as compared to $2.2 million for the quarter ended September 30, 1999. This increase is partially attributable to increased Virtual Test maintenance revenue as the installed base for that product grows and partially to older generation products remaining under maintenance contracts longer than planned.

Net revenue for the nine months ended September 30, 2000 was $51.0 million compared to $39.3 million for the same period in 1999, an increase of $11.7 million or 30%. Revenue from Intel accounted for 49% of net revenue for the nine months ended September 30, 2000.

GROSS MARGIN

Gross margin was $11.3 million, or 62.8% of net revenue, in the third quarter of 2000 and $9.2 million, or 61.9% of net revenue, for the same period of 1999. As a percentage of net revenue, the increase in gross margin is directly attributable to the increase in net revenue discussed above, primarily because of the increase in higher-margin Vanguard logic validation systems and Virtual Test software representing a larger proportion of total net revenue. To a lesser extent, lower manufacturing overhead and other period costs also contributed to this improvement.

For the nine months ended September 30, 2000 gross margin increased to $31.2 million from $24.3 million for the nine months ended September 30, 1999. As a percentage of revenue, gross margin declined slightly to 61.2% for the period compared to 61.8% for the nine months ended September 30, 1999.

OPERATING EXPENSES

Research, development and engineering (R&D) expenses consist of employee costs, costs of materials consumed, depreciation of equipment and engineering related costs net of capitalized software development costs. Net R&D expenses increased to $2.6 million for the three months ended September 30, 2000 from $2.2 million in the third quarter of 1999. Net R&D expenses amounted to 14% of net revenue in the three months ended September 30, 2000, compared to 15% in the three months ended September 30, 1999. The increase in the dollar amount of net R&D expenses reflects our continued investment in the development of the Orion memory validation systems and a decrease in the amount of software development costs we capitalized. Capitalized software development costs for the quarter ended September 30, 2000 were $0.4 million as compared to $0.5 million for the same quarter last year. The amount of amortization of capitalized software development costs (included in Cost of Revenue) for the quarter ended September 30, 2000 increased to $0.5 million from $0.3 million for the same period last year.

For the nine months ended September 30, 2000, net R&D expenses increased to $7.3 million from $6.2 million for the same period in 1999. As a percentage of net revenue, net R&D expenses were 14% for the nine months ended September 30, 2000 and 16% for the same period in 1999. The decrease in net R&D expenses as a percentage of net revenue both for the quarter and year-to-date was directly attributable to the increase in net revenue discussed above.

Selling, general and administrative (SG&A) expenses of $5.9 million for the third quarter of 2000 increased 19% from $4.9 million for the same period in 1999. As a percentage of net revenue, SG&A expenses in the three months ended September 30, 2000 were 33% which was unchanged from the three months ended September 30, 1999. The increase in the dollar amount of SG&A expenses reflects normal annual salary increases implemented in April 2000, increased sales commissions on higher sales volumes, investments in sales and marketing infrastructure and increased distributor commissions on stronger European revenue.

For the nine months ended September 30, 2000 and 1999, SG&A expenses were $16.5 million and $14.0 million, respectively. As a percentage of net revenue, SG&A expenses decreased to 32% for the nine months ended September 30, 2000 as compared to 36% for the same period in 1999. The decrease in SG&A expenses as a percent of net revenue resulted directly from the increase in net revenue discussed above.

OTHER INCOME, NET

Other income, net, increased to $0.4 million in the three months ended September 30, 2000 from $0.3 million in the quarter ended September 30, 1999 and to $1.1 million from $0.5 million for the respective nine-month periods. The increases were primarily due to higher average cash and investments balances.

INCOME TAXES

Our effective tax rate was 32% for the nine-month periods ended September 30, 2000 and 1999. Our income tax position includes the effects of available tax benefits in certain countries where we do business, benefits for available net operating loss carryforwards, and tax expense for subsidiaries with pre-tax income. While management currently anticipates our effective tax rate to be approximately 32% for the year 2000, this rate is sensitive to the geographic and product mix of our net revenue, and therefore could be higher or lower in the future depending upon the amount and source of actual net revenue realized.

NET INCOME

As a result of the various factors discussed above, net income for the first nine months of 2000 increased to $5.8 million, or 11% of net revenue, and $0.68 per diluted share compared to $3.1 million, or 8% of net revenue, and $0.39 per diluted share for the corresponding period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of approximately $34.8 million, and funds available under an unused existing bank line of credit of $10.0 million. Cash, cash equivalents and short-term investments increased by $12.2 million from December 31, 1999. Since 1988, we have relied on cash generated from operations and cash raised through public stock offerings as our principal source of liquidity.

OPERATING ACTIVITIES

Cash generated from operating activities of $13.5 million increased by $4.4 million for the nine-month period ended September 30, 2000, from $9.1 million for the same period last year. This improvement in operating cash flows was primarily attributable to improved operating results and our asset management programs aimed at increasing turnover of accounts receivable and inventories.

Trade receivables increased to $16.0 million at September 30, 2000 from $14.0 million at December 31, 1999, as a result of increased sales volume and a slight increase in days sales outstanding to 80 days for the period ended September 30, 2000 as compared to 74 and 75 days sales outstanding for the periods ended June 30, 2000 and December 31, 1999 respectively. Inventories decreased to $12.5 million at September 30, 2000 from $13.2 million at December 31, 1999, as a result of increased sales volume combined with focused inventory reduction programs. Deferred revenue increased to $3.5 million at September 30, 2000 as compared to $2.2 million at December 31, 1999, due to the timing of renewals and billings associated with customer maintenance contracts.

INVESTING ACTIVITIES

Investing activities used net cash of $6.1 million for the nine months ended September 30, 2000 and $9.5 million for the same period last year. For the nine months ended September 30, 2000, we increased our short-term cash investments by $2.4 million, invested $2.6 million in capital expenditures and service spare parts and spent $1.1 million on software development costs.

FINANCING ACTIVITIES

Financing activities provided net cash of $2.4 million for the nine months ended September 30, 2000 compared to $0.4 million for the same period in 1999. This increase primarily resulted from proceeds generated from the issuance of stock under our employee stock option and purchase plans amounting to $2.6 million for the nine months ended September 30, 2000 as compared to $0.7 million for the same period last year.

We realized reductions in current income tax liabilities of $1.2 million in the nine months ended September 30, 2000, resulting from the benefit of tax deductions of employee gains upon exercise of our employee stock options. During the same period in 1999 no such benefits were recorded. The compensation for tax purposes associated with stock option exercises are typically not treated as expense for financial reporting purposes. The timing and magnitude of such decrease in tax benefits, if realized, is uncertain as the number of employee stock options which are exercised, and the amount of gains realized upon exercise, will be determined by, among other factors, fluctuations in the market values of our common stock.

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

We believe that cash on hand, short-term investments, and cash generated from operations, as well as cash available from our existing $10.0 million short-term line of credit, will be sufficient to meet our working capital and other cash requirements for at least the next twelve months. Management is continually evaluating opportunities to develop and introduce new products, and to acquire complementary businesses or technologies. At present, we have no understandings, commitments or agreements with respect to any such opportunities. Any transactions resulting from such opportunities, if consummated, may necessitate funding from other sources. There can be no assurance that such funding will be available or that, if available, such funding will be obtainable on terms favorable to us.

BUSINESS OUTLOOK

THE FOLLOWING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS. THESE STATEMENTS ARE FORWARD-LOOKING, AND ACTUAL RESULTS MAY DIFFER MATERIALLY.

- We currently believe we will achieve diluted earnings per share between $0.31 and $0.33 for the fourth quarter of 2000, and between $1.23 and $1.30 for the 2001 fiscal year. A sudden slowing of demand would negatively impact these estimates.

- The above earnings estimates are based on the current revenue recognition policies. Staff Accounting Bulletin No. 101 (SAB 101), required to be implemented in the fourth calendar quarter of this year, will generally change the point when revenue is recognized from shipment to customer acceptance. This will have the effect of deferring certain systems revenue to subsequent quarters.

- We expect the gross margin for Q4 to be between 62% and 63%, approximately the same as reported this quarter. For 2001 we expect the gross margin to be between 63% and 64%. The actual gross margin percentage is volume and mix sensitive. Should revenues lag behind expectations or should the mix differ from expectations, the gross margin percentage may be negatively impacted.

- We expect the effective tax rate to continue to be 32% through the fourth quarter. For 2001, we expect the effective rate to increase to 34%. If we fail to achieve our growth goals in Europe and Japan, the effective tax rate could be negatively impacted.

- As a result of our recently announced share repurchase program, we expect the weighted average shares outstanding to be approximately 8.6 million for the fourth quarter, and 8.5 million for 2001. We expect other income for those two periods to be approximately $0.4 million and $1.4 million respectively. Market conditions, share price and interest rates all could have an impact on these estimates.

Except for the historical information herein, the statements contained in this Quarterly Report, and particularly in the Business Outlook above, are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 which are based on current expectations, estimates and projections about the Company's business, management's beliefs, and assumptions made by management. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including those described above and the following: changes in demand for the Company's products, product mix, the timing of customer orders and deliveries, high concentration of revenue from a single customer, a disproportionate amount of orders booked toward the end of any quarter, the impact of competitive products and pricing, constraints on supplies of critical components, excess or shortage of production capacity, actual purchases under agreements, difficulties encountered in the integration of acquired businesses and other risks discussed from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date they are made.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We mitigate our risk by diversifying investments among high credit quality securities in accordance with our investment policy. As of September 30, 2000, our investment portfolio includes marketable debt securities of $28.4 million. These securities are subject to interest rate risk, and will decline in value if the interest rates increase. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would not have a material effect on our financial condition or the results of operations.

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

         .


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

27.      Financial Data Schedule



(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2000.

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