Form 10-K
period 2000-12-31
INTEGRATED MEASUREMENT SYSTEMS INC /OR/
filed 2001-03-30
CIK 945441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                 TITLE OF CLASS
                     Common Stock, $.01 par value per share
                              Share Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    --------   ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           --------------

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $58,459,489 on March 16, 2001, based upon the last sales price of the Common Stock on that date reported in the NASDAQ National Market System. On March 16, 2001, there were 7,859,597, shares of the Registrant's Common Stock outstanding, including 2,663,198 held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

        DOCUMENT                    PART OF FORM 10-K INTO WHICH INCORPORATED
        --------                    -----------------------------------------
Portions of Proxy Statement to               Part III
be used in connection with the
Company's 2001 annual meeting of
shareholders to be held on or
about May 22.

                      INTEGRATED MEASUREMENT SYSTEMS, INC.
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
                                     PART I

Item 1.  Business                                                       3

Item 2.  Properties                                                    18

Item 3.  Legal Proceedings                                             19

Item 4.  Submission of Matters to a Vote of Security Holders           19


                                     PART II

Item 5.  Market for Registrants Common Equity and Related              19
         Stockholder Matters

Item 6.  Selected Financial Data                                       20

Item 7.  Management's Discussion and Analysis of Results of            21
         Operations and Financial Condition

Item 7A. Quantitative and Qualitative Disclosures About                31
         Market Risk

Item 8.  Financial Statements and Supplementary Data                   31

Item 9.  Changes in and Disagreements with Accountants on              31
         Accounting and Financial Disclosure


                                    PART III

Item 10. Directors and Executive Officers of Registrant                32

Item 11. Executive Compensation                                        32

Item 12. Security Ownership of Certain Beneficial Owners and           32
         Management

Item 13. Certain Relationships and Related Transactions                32


                                     PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports         32
         on Form 8-K

                                     PART I

ITEM 1. BUSINESS

                                    OVERVIEW

We design, manufacture, market and service versatile, high performance integrated circuit validation systems. Customers use our validation systems to test, at the prototype stage, complex digital, mixed-signal and memory devices such as microprocessors; application specific integrated circuits, or ASICs; multi-chip modules, or MCMs; static random access memory, or SRAM; and dynamic random access memory, or DRAM devices. In addition, we develop, market and support a line of virtual test software that enables design and test engineers to develop and debug production test software prior to fabricating the prototype of the actual device. Our validation systems and software enable our customers to refine their integrated circuit designs, provide reliable and prompt feedback to both design and test engineers, reduce cost of testing and shorten time-to-market.

We market and support our products worldwide through a network of direct sales force personnel, independent distributors and dedicated sales personnel employed by affiliated companies. We have sold over 1,000 validation systems to customers in the semiconductor, aerospace, automotive, computer, consumer electronics, data communications, medical electronics, telecommunications and other industries.

                               INDUSTRY BACKGROUND

INCREASING COMPLEXITY OF INTEGRATED CIRCUITS
--------------------------------------------
Continuous improvements in integrated circuit process and design technologies have led to the design and production of more complex, reliable and cost-effective devices. These improvements have expanded the use of integrated circuits beyond their original primary applications in computer systems to applications such as telecommunication systems, automotive products, consumer goods and industrial automation and control systems. As system users and designers increasingly demand higher performance, greater reliability, shorter design cycle times and lower costs from their systems, the functionality provided by integrated circuits used in these systems is expanding.

INTEGRATED CIRCUIT PROCESS FLOW FROM DESIGN TO PRODUCTION TEST
--------------------------------------------------------------
The process of designing and manufacturing integrated circuits is complex and capital-intensive, involving stages of design, prototype manufacture, engineering test of the prototypes, device manufacture and production test. Each stage in this process has come under pressure as integrated circuits have increased in complexity and speed. Complexity means more functions on a single integrated circuit, and is made possible by higher density, or more transistors per chip, and by increasing the number of channels through which data may be entered or extracted from a chip, also known as pin count. Since the early 1970s, the density of microprocessors has increased from tens of thousands to tens of millions of transistors. Over the same period, feature sizes in integrated circuits have decreased from 5 microns to 0.13 microns in today's advanced designs. Pin count has increased from single digits thirty years ago to more than one thousand pins in chips being developed today. The speed with which integrated circuits can process data has also increased, and for advanced designs is now measured in gigabits, or billions of bits, of data per second.

Increases in integrated circuit complexity, speed and functionality, as well as shorter development cycles, have been made possible by technological advances at the following critical stages of the integrated circuit design-to-production process:

      o DESIGN. At the design stage, advances in electronic design automation, or EDA, software have allowed design engineers to work with integrated circuit designs at increasingly higher levels of abstraction. Engineers today do not have to describe each transistor; they can instead use computer workstations to describe the behavior they want from the whole circuit. Working at these higher levels of abstraction permits engineers to design significantly more complex integrated circuits in less time.

      o PROTOTYPE MANUFACTURE. After the integrated circuit has been designed, prototypes are manufactured, allowing the design and test engineers to evaluate the performance of the integrated circuit before committing to volume production. Prototype manufacture uses the same technology and equipment as production manufacture.

      o ENGINEERING TEST. At the engineering test stage, also called the validation stage, prototype integrated circuits are verified and characterized. Verification establishes that a circuit functions logically as it was designed. Characterization establishes under what conditions the circuit can perform as designed; for example, within what temperature or voltage ranges, under what vibration conditions, or at what signal speeds. Engineering test activities also include failure analysis: if a circuit fails during the validation stage, or in production test, the causes of such failure must be determined.

      o DEVICE MANUFACTURE. Once a device is production ready, it is manufactured in volume. Advances in semiconductor manufacturing process technology have made possible the fabrication of devices that have roughly doubled in complexity and speed approximately every two years for the past twenty years.

      o PRODUCTION TEST. The demand for automated, high volume equipment that can test devices once they have been manufactured has led to the development of successive generations of automated test equipment, also called ATE machines. ATE machines have contributed to the decrease of device production time by allowing manufacturers to test many units of the same integrated circuit in a short time. ATE machines are enabled by production test software which is custom designed for each integrated circuit design. This software understands how the device should perform and determines whether a device is defective.

CHALLENGES OF ENGINEERING TEST AND PRODUCTION TEST
--------------------------------------------------
As integrated circuits have become more complex and as device manufacturers have increasingly sought ways to introduce products to market more rapidly, critical limitations have become apparent in the integrated circuit design-to-production process. The equipment used in the engineering test stage has often been unable to effectively verify and characterize increasingly complex integrated circuits. Additionally, the process and technology used to develop and debug production test software has often been inefficient and inadequate.

Originally, semiconductor design and test engineers had no choice but to use instrument clusters--combinations of oscilloscopes, probes, meters, signal generators, analyzers and other standard electrical engineering tools--to perform verification and characterization tests on prototype integrated circuits. Some tests could not be performed using such tool sets. To perform specialized tests on prototypes, engineers turned to ATE machines to verify and characterize prototypes. However, ATE machines are designed for volume production testing and usually only provide pass/fail information. They lack the flexibility or versatility to efficiently test whether and within what limits a given part works, or efficiently analyze why it fails to work. ATE machines are also very expensive; therefore, companies often use the same ATE machines for both engineering test and production test. This strategy requires that production be interrupted, or that engineering test be delayed until gaps in the production schedule permit use of the production ATE machines. Furthermore, engineers at companies that design and sell integrated circuits, but have them built by third party foundries, may not even have the option of getting time on a production ATE machine. Some companies have tried to avoid these constraints by developing their own specialized test equipment in-house, but that process is costly and time-consuming.

Typically, engineers must complete one stage in the integrated circuit process flow before they can advance to the next step. That serial progression produces a problem: if engineers find a defect at a later stage, they generally must repeat an earlier stage, or even start the design process over again. A design has to be complete before prototypes can be built; prototypes have to be built before they can be tested; and prototypes have to be production-ready before production test software can be debugged and refined. Production test software can take significant time to debug and refine, so the need to wait until a physical part has been produced to perform that process delays an integrated circuit's introduction to the market. Even then, test failures can raise the question of whether the integrated circuit itself is flawed, or the test has an error. In addition, integrated circuits can be designed in a way that some or all of their functionality cannot effectively be tested. Designs that are discovered to be untestable when produced require another iteration of the integrated circuit process flow.

These limitations create a significant market need for specialized engineering test products, and for solutions that enable engineers to develop and debug production test software and ATE interface equipment, or fixtures, in parallel with the design and validation of integrated circuit prototypes.

                                  OUR SOLUTION

We provide high performance integrated circuit validation systems and virtual test software that address the engineering and production test requirements of increasingly complex devices. Our validation systems test logic devices, mixed-signal devices that combine both analog and digital functionality and memory devices. Our validation systems can also be used to test selected functions of highly integrated, or system-on-chip, devices. By keeping pace with the industry's advances in speed and pin count requirements, our solutions enable customers to reduce the time required for verification, characterization and failure analysis. This results in lower cost of design, reduced time-to-market and increased competitiveness for the companies designing today's increasingly complex integrated circuits.

Our validation systems give engineers a flexible and cost-effective way to verify and characterize prototype integrated circuits and to perform failure analysis. Each validation system integrates the functions of a variety of individual test instruments into a single system consisting of both hardware and software that offers increased verification and characterization performance at a significant cost savings over ATE machines. Our validation systems send defined signals to the integrated circuit under test, and then measure the signals the device sends back and compare them with the expected response. Our validation systems can send and receive data from an integrated circuit at the same speeds the circuit will experience in actual use. As a result, design and test engineers can better identify failures, assess areas of concern, run rapid diagnostic sequences to pinpoint the causes of failure and identify changes needed to correct design errors or weaknesses.

Our validation systems are designed to work with desktop computers or workstations to receive and execute test commands and report the results of test procedures. Our validation systems can also be linked to the industry's most commonly used integrated circuit design software, including software tools offered by Cadence, Mentor Graphics, Synopsys and others.

Our virtual test software enables test engineers to refine and debug production test software early in the integrated circuit design and production process, even before a prototype of the integrated circuit is produced. The key to our software is that it simulates the production testing process. The software creates a computer model of the ATE machine that will ultimately be used to test the integrated circuit, and then tests a computer model of the integrated circuit on the ATE machine model. Our software eliminates the need to have an actual integrated circuit and an ATE machine to determine if test software is working properly and to debug that software. Because the computer model of the integrated circuit is logically the same as the desired physical device, our software can perform some initial tests of the device model to identify certain design flaws and to determine whether the design itself can be adequately tested. Our software does not eliminate the need for engineering test of the physical prototype. By allowing production test software to be developed and debugged while the integrated circuit is being designed and validated, our software can significantly reduce the time required to introduce integrated circuits to market.

                                  OUR STRATEGY

Our objective is to be the leading provider of integrated circuit validation systems that enable design and test engineers to effectively and rapidly evaluate and test new, complex integrated circuits. The key elements of our strategy are set forth below.

PROVIDE INNOVATIVE SOLUTIONS TO TEST INCREASINGLY COMPLEX DEVICES
-----------------------------------------------------------------
We intend to keep pace with rapid advances in integrated circuit design and test by introducing new validation systems and related software designed to test higher speed and higher pin count devices. We also continually enhance our existing systems to add valuable features and functions that meet our customers' evolving needs. We strive to make all of our validation systems highly interactive, easy-to-use and cost-effective and to make them capable of passing data between EDA software and ATE machines. We intend to continue to enhance our virtual test software to streamline the process of developing and debugging production test software. We believe these efforts enable us to remain ahead of our competition and, therefore, are currently devoting significant research and development resources to enhancing and expanding our product offerings.

EXPAND MARKETS AND MARKET SHARE
-------------------------------
We intend to leverage our position as a leading supplier of products in the prototype verification market to increase our penetration of the prototype characterization market. We have built upon our historical strength in testing microprocessors and other logic circuits to extend our offerings in the areas of mixed-signal test and memory test, including high-speed memory devices. We intend to enhance our product offerings in these markets. Using our knowledge of the technologies underlying both design and test, we intend to continue to develop innovative solutions to expand the market for virtual test software.

LEVERAGE RELATIONSHIPS WITH INDUSTRY LEADERS TO ENHANCE MARKET POSITION
-----------------------------------------------------------------------
We intend to continue to build close working relationship with integrated circuit manufacturers, EDA software vendors and ATE machine vendors to enhance our market position. By working closely with integrated circuit manufacturers, we are often able to anticipate their needs and incorporate specific value-added functionality into our products. Our relationships with leading EDA software vendors allow us to design and offer products that can access the device models created with EDA software and effectively use this data to perform validation tests and debug and refine production test software. In addition, our relationship with Cadence provides us with access to technological advances in integrated circuit design software. Our relationships with several leading ATE vendors, including Advantest, Agilent, Credence, Schlumberger and Teradyne, strengthen our ability to develop ATE machine simulations, and have led to increased customer acceptance of our virtual test software.

MAINTAIN HIGH LEVEL OF CUSTOMER SERVICE
---------------------------------------
We believe a high level of customer service and support is critical to the adoption and successful use of engineering test technology. We work closely with our customers to solve their increasingly complex engineering test problems. By doing so, we also expect to gain insight that will help us develop subsequent generations of validation systems and virtual test software products to address the needs of test engineers in the rapidly changing integrated circuit market.

EXPAND WORLDWIDE PRODUCT DISTRIBUTION
-------------------------------------
We will continue to expand our worldwide product distribution through ongoing investments in direct sales and applications engineering. We also intend to develop distributor relationships in markets where partnering adds market leverage and where investment in direct sales has not been warranted.

                                    PRODUCTS

VALIDATION SYSTEMS
------------------
Our integrated circuit validation systems play a variety of roles in bridging the gap between EDA software and ATE machines. At the beginning of the engineering test process, our software converts design engineering data, including EDA simulation data, into data compatible with our validation systems, thus bridging the gap between design software and verification. We comply with industry standard conventions which facilitate compatibility with ATE machines. Compatible output between our validation systems and ATE machines enables rapid progression of integrated circuits from engineering test to production test.

Our validation systems are designed and configured to match varying customer requirements. Generally, our systems vary with respect to:

      o the speed at which they send and receive data from the integrated circuit under test, ranging from 1 Hertz (Hz) to 1000
            Megabits/second (Mbs) (or 1 Gigabit/second);

      o the number of channels through which data may be entered into or extracted out of the integrated circuit to be tested, also known as the pin count, ranging from 16 pins to 576 pins;

      o the integrated circuit type, including logic, mixed-signal or memory;

      o flexibility in the number and variety of applications, including verification, characterization and failure analysis; and

      o price, which typically ranges from $0.2 million to $1.8 million (although high speed, high pin count systems can sell for over $2.0 million).

We currently offer three families of validation systems. The logic family, which accounted for 65% of our net revenues in 2000, is the oldest and largest of the three families. Customers typically use our logic validation systems to verify the designs of complex microprocessors, ASICs and MCMs. Included in this family is the Vanguard, our flagship product since 1999, which can send and receive data from integrated circuits under test at up to 1000 Mbs. The Vanguard systems sell for between $0.7 million and $2.3 million, depending on the configuration, and accounted for the majority of logic family sales in 2000. The logic validation system family also includes the ATS and XTS products, our leading logic validation system products prior to 1999, which can send and receive data from integrated circuits under test at up to 200 MHz. These systems sell for between $0.2 million and $1.8 million, depending on the configuration.

Our mixed-signal family of validation systems are used by customers to verify the designs of complex integrated circuits containing both digital and analog functionality. These mixed-signal integrated circuits are used in applications such as cable modems and to implement Sonet and ATM technologies in high-speed networks. Our mixed-signal validation systems are also used to test selected functions of highly-integrated, or system-on-chip, designs. Depending on the configuration, the mixed-signal validation systems can send and receive data from integrated circuits under test at up to 200 MHz. Our mixed-signal family includes the Electra, which can test mixed-signal integrated circuits with up to 224 pins, and the Electra MX, which can test mixed-signal integrated circuits with up to 576 pins. Our mixed-signal systems sell for between $0.3 million and $2.1 million and accounted for 13% of net revenues in 2000.

With our acquisition of Perform IC in September 1998, we added the Orion memory validation systems. The Orion is used by our customers to verify the designs of the most common types of memory integrated circuits, including complex SRAMs and DRAMs. The Orion will send and receive data from integrated circuits under test at speeds up to 200 MHz/400 Mbs. Depending on the configuration, these memory validation systems sell for between $0.4 million and $0.6 million. We began shipping Orion memory validation systems to customers during the second quarter of 1999 and they accounted for 5% of net revenues in 2000.

All of our validation systems provide design verification, characterization and failure analysis, and contribute to enhancing device yields. The following table summarizes our current validation system product offerings:

PRODUCT LINE            TYPE OF DEVICE TESTED   SPEED (MHz/Mbs)    PIN COUNT   PRICE RANGE (MILLIONS)
------------            ---------------------   ---------------    ---------   ----------------------
Vanguard                High-speed logic        Up to 500/1000     16 to 512    $0.7 - $2.3

ATS and XTS             Logic                   Up to 200/200      16 to 576    $0.2 - $1.8

Electra (MX)            Logic and               Up to 200/200      16 to 576    $0.3 - $2.1
                        mixed-signal

Orion DX, EX and LX     Memory                  Up to 200/400      48 to 80     $0.4 - $0.6

INTEGRATED CIRCUIT VALIDATION SYSTEMS SOFTWARE
----------------------------------------------
We have developed integrated circuit validation systems software that is either embedded in our validation systems or sold as separate add-on software products. These software packages provide optimal operation in various applications, including interactive device verification, automated device characterization, and a way to link EDA software and ATE machines.

Our validation systems can be interfaced to the customer's network, allowing our systems to access other resources on the network, and allowing multiple workstations on the network to have access to our systems. Using software tools available from us or from third-party vendors, users can import and export test data to and from the electronic design automation software tools. In addition, test information can be exported from our systems for use on traditional ATE machines.

The following table summarizes our current validation systems software product offerings:

SYSTEMS SOFTWARE       PRODUCT LINE              APPLICATION SERVED
----------------       ------------              ------------------
IMS Tools              Vanguard                  Interactive debug and analysis
                                                 Automated characterization

Vanguard Emulator      Vanguard                  Off-line test setup
                                                 Pattern import
                                                 Result viewing

TestENV                ATS and XTS               Interactive debug and analysis
                       Electra (MX)

IMS-Link/APT           ATS and XTS               Test software translation
                       Electra (MX)

TestVIEW               ATS and XTS               Automated test programming
                       Electra (MX)

Test Exec              ATS and XTS               Automated characterization
                       Electra (MX)

IMS Waves              Vanguard                  Graphical signal analysis
                       ATS and XTS
                       Electra (MX)

ATE-Link               ATS and XTS               Translation to ATE test software

AnalogVIEW             Electra (MX)              Interactive debug and analysis


IMS Tools, TestENV and AnalogVIEW are included in the price of our validation systems. The other software packages can be sold on a stand alone basis or bundled with our validation systems.

VIRTUAL TEST SOFTWARE
---------------------
While EDA software has helped improve designer productivity, little has been done to provide test development engineers with software productivity tools. Test development times have increased while design times have been reduced. To address the need for shorter test development times, we provide software for test engineers, called virtual test software, that accelerates the development and debug of a test program, creates a model of the test environment, develops and tests fixtures and documents the entire test process. Our software runs on a UNIX or Windows NT workstation rather than on an expensive ATE system. Our software simulates the ATE environment which eliminates the need to use the actual ATE machines for debugging test programs, and enables test engineers to develop and debug test programs in parallel with the design, prototype manufacture and engineering test processes.

With virtual test software, test engineers begin test development work before device design is completed. Through the use of tester modeling and simulation, both the test itself and the testability of the design can be verified on a workstation before first prototypes devices are delivered.

The following table sets forth our virtual test software product offerings:

VIRTUAL TEST SOFTWARE     APPLICATION SERVED                          ATE VENDORS SUPPORTED
---------------------     ------------------                          ---------------------
 TestDirect and           Generation of production test software      Advantest, Agilent,
  TurboBridge                                                         Schlumberger and Teradyne

 Digital                  Creation of ATE machine models to           Advantest,
  VirtualTester           simulate the test environment and debug     Agilent, Credence,
                          production test software                    Schlumberger and Teradyne


                          CUSTOMER SERVICE AND SUPPORT

To be competitive, we must provide a high level of service and support. We maintain and support products sold directly in the United States, Europe and Japan with IMS service and support personnel. Our international distributors and dedicated international sales agents generally provide maintenance and support to their customers. We offer a toll-free technical support hotline to customers and distributors. Support engineers answer the technical support calls and generally provide same-day responses to questions that cannot be resolved during the initial call. When necessary, however, support engineers are dispatched to the customer's facility.

We maintain a rapid response program, which is designed to quickly respond to customer support issues. Many of our customers currently have support agreements with us. Customers have ranked us first among test equipment suppliers in VLSI Research, Inc.'s annual "10 BEST Customer Satisfaction Survey of Test and Material Handling Suppliers" in each of the last six published surveys. We generally warrant our validation systems for 12 months. During the warranty period, we will repair or replace failed components, investigate all reported software problems and endeavor to provide a solution.

                                    CUSTOMERS

We seek a broad base of customers in a variety of industries to reduce the effect of the cyclical nature of any one industry. Sales to Intel represented approximately 52% of our net revenues for 2000, 50% for 1999, and 25% for 1998. No other customer accounted for more than 10% of our net revenues for 2000, 1999, or 1998. Our five largest customers based on 2000 net revenues are Intel, National Semiconductor, Micron Technology, Navarro and STMicroelectronics. Sales to our top five customers represented approximately 65% of our net revenues for 2000, 66% for 1999 and 47% for 1998.

                                   TECHNOLOGY

We have used a variety of proprietary hardware and software technologies to design our integrated circuit validation systems. Our proprietary hardware technology includes, among other technologies, full-custom gallium arsenide integrated circuits, semi-custom complementary metal oxide semiconductor, or CMOS, integrated circuits, mixed-signal hybrid assemblies and high-speed printed circuit boards, all of which are manufactured to our specifications by third parties.

Our proprietary software technology converts computer models of devices generated by commonly used EDA software to integrated circuit validation system formats and enables rapid interactive debug capability for our customers. Our products can exchange data with certain EDA software sold by Cadence, Mentor Graphics and Synopsys, and with certain ATE machines sold by Advantest, Agilent, Schlumberger and Teradyne. Our proprietary virtual test software products provide an innovative solution to production test software development and debug, fixture development and test simulation prior to production of the prototype.

                            MANUFACTURING OPERATIONS

Our validation systems are complex and are used by our customers in critical projects that demand a high level of quality and reliability. We invest significant resources to assure the high quality and reliability of our test systems and are committed to providing a high level of service to our customers in the event of malfunction to minimize downtime. Our manufacturing operations primarily consist of order administration, materials planning, procurement, quality control of materials, components and subassemblies, final assembly, final systems integration and extensive calibration and testing. We use manufacturing control software to monitor orders, purchasing, inventory, production and manufacturing costs.

The components used in our products consist of standard parts available from numerous vendors, along with a number of proprietary items available only from sole or single source suppliers. We currently use several independent third-party vendors to manufacture our subassemblies and semiconductor components, including circuit boards, integrated circuits and integrated circuit packaging, cable assembly and mechanical parts. External manufacturing is performed to our specifications with technical support from us.

We manufacture our logic and mixed-signal validation systems at our headquarters facility in Beaverton, Oregon. Our Orion memory validation systems are manufactured at our facility in Sargans, Switzerland.

                           MARKETING AND DISTRIBUTION

We market our products in the United States through a direct sales force which has primary responsibility for developing orders, coordinating distribution, providing demonstrations and providing applications support. We employ skilled applications and service engineers and technically proficient sales people capable of serving the sophisticated needs of prospective customers' engineering staffs as part of the customer support process. The United States sales force is managed from our headquarters in Beaverton, Oregon and our regional offices in Irvine and Santa Clara, California; Boston, Massachusetts; Phoenix, Arizona; and Columbia, Maryland.

We market our products in the European region through a direct sales force in France and the United Kingdom, and independent distributors in Germany, the Benelux countries, Scandinavia, Italy, Turkey and Israel. In Asia we sell through a direct sales force in Japan and through distributors in Taiwan, the People's Republic of China, Hong Kong, Malaysia, Singapore, Philippines and Korea.

We use advertising in trade journals, technical articles, exhibits at trade shows, direct mail and telephone solicitations to build interest in our products. We provide extensive training for our sales representatives and distributors and support our representatives and distributors with marketing tools, including sales brochures, demonstration test equipment and promotional product literature.

                            RESEARCH AND DEVELOPMENT

We have historically devoted the great majority of our research and development efforts to the design and development of validation systems and related hardware and software technologies. We purchased certain of our virtual test software technologies. We are currently developing additional software products for our virtual test product line and expect to continue considerable internal research and development efforts for this product line in the future.

From time to time we evaluate opportunities to acquire additional technology and assets. In 1998, we acquired PerformIC, a developer of technologies aimed at addressing the engineering test needs of memory designers. As a result, we established our new European Design Center in PerformIC's facilities in Dresden, Germany to principally concentrate on developing integrated circuit validation system technologies to address the memory market.

As of December 31, 2000, R&D efforts were performed by 79 employees in Beaverton, Oregon and our European Design Center in Dresden, Germany.

                                   COMPETITION

The design and test equipment market is highly competitive. We believe the principal competitive factors in the validation systems markets are ease of use, product performance and reliability, price, marketing and distribution capability, service and support and reputation and financial stability. We believe we compete favorably with respect to all principal competitive factors and that we are particularly strong in the areas of ease of use, product performance and reliability, price, service and support.

For verification opportunities, our validation systems compete against customer developed solutions, generally consisting of instrument clusters, and excess capacity on ATE machines, manufactured by companies such as Advantest, Agilent, Credence, Schlumberger and Teradyne. In addition, our memory validation systems compete directly against Mosaid. For characterization opportunities, our systems compete directly against the ATE machines. Our virtual test software competes against tools developed by our customers, tools developed by the ATE vendors, and a small number of third party vendors, most notably Fluence, a wholly-owned subsidiary of Credence. We are not aware of any product that competes with our virtual test simulation and debug product. Most of these companies have significantly greater financial, marketing, manufacturing and technological resources than we do.

We believe our long-term success will depend largely on our ability to identify design and test needs ahead of our competitors and develop products which respond to those needs in a timely manner. We also believe that to remain competitive, we will require significant financial resources in order to invest in new product development and to maintain a worldwide customer service and support network.

                               PROPRIETARY RIGHTS

We have relied principally on trade secret, trademark and copyright law to protect our intellectual property. In addition, we have one issued patent and one patent application involving technologies relating to our virtual test software. We believe that, because of the rapid pace of technological change in the data communications and telecommunications industries, the legal intellectual property protection for our products is a less significant factor in our success than the knowledge, abilities and experience of our employees, the frequency of our product enhancements, the effectiveness of our marketing activities and the timeliness and quality of our support services. Our policy has been to enter into nondisclosure/confidentiality agreements with all employees and consultants, and we generally enter into agreements with vendors and others that likewise limit access to and distribution of our proprietary information. These steps may not provide adequate protection of our technology and competitors may develop similar or functionally equivalent technology.

                                    EMPLOYEES

At December 31, 2000, we had 286 employees, including 77 in sales and marketing, 95 in manufacturing and service, 79 in research, development and engineering and 35 in administration and finance. We also have 4 dedicated employees on the payroll of affiliated companies, which are international subsidiaries of Cadence. We reimburse the full cost of these employees' expense to Cadence under the terms of a corporate services agreement between us and Cadence. These employees work full time on our business and report to and are directly managed by us. We believe that our future success will depend on our continued ability to attract and retain highly qualified technical, management and marketing personnel. Our employees are not represented by a collective bargaining unit, and we believe that our employee relations are very good.

                                  RISK FACTORS

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY RISKS AND UNCERTAINTIES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES WE DO NOT KNOW ABOUT NOW, OR THAT WE NOW THINK ARE NOT MATERIAL, MAY ALSO HURT OUR BUSINESS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD SUFFER. IN THAT EVENT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT IN OUR COMMON STOCK. THE RISKS DISCUSSED BELOW ALSO INCLUDE FORWARD-LOOKING STATEMENTS AND OUR ACTUAL RESULTS MAY DIFFER SUBSTANTIALLY FROM THOSE DISCUSSED IN THESE FORWARD-LOOKING STATEMENTS

                          RISKS RELATED TO OUR BUSINESS

OUR OPERATING RESULTS FLUCTUATE FROM PERIOD TO PERIOD.

Our quarterly operating results have fluctuated widely in the past. We expect this to continue. Our operating results fluctuate both because our net revenues can fluctuate, and because we cannot always adjust our expenses accordingly. These are the principal factors that cause our net revenues to fluctuate:

o The timing of orders from customers, and the timing of shipments to, and acceptance by, customers, for our integrated circuit validation systems. These systems typically range in price from $0.2 million to $1.8 million for a single unit, so even one shipment can have a very large impact on quarterly results, and a significant impact on annual results.

o Our historical pattern of concentrated shipments in the last month and the last weeks of the quarter.

o The volume and mix of products sold to customers. If customers buy fewer, or lower priced or lower margin systems, we earn less.

o How successful we are in developing, introducing and shipping new products. If we expect a new product to be ready for customers by a particular date, and we experience delays, we might lose sales or be able to realize them only in later quarters.

o The length of our sales cycles. It usually takes months, and much internal review, for a customer to decide to spend up to $2.3 million on one of our systems. It is hard to predict how long the customers' decision process will take.

o The cyclical nature of the industries in which our customers do business. In times when our customers cannot sell their integrated circuits as fast as they would like, they are less likely to spend money on capital equipment like our products.

o The configurations of our products our customers choose. If customers want more complex product configurations, it takes longer to build them, and we might not be able to ship them and obtain customer acceptance to recognize revenue until a later quarter.

o Seasonal fluctuations in our customers' buying habits. Our customers, particularly in the U.S. and Europe, vacation in the summer. Our customers generally approve yearly capital budgets in the first quarter, and then to use up those budgets before the end of the year. These influences produce a seasonal fluctuation that results in relative declines in product sales for the first and third quarters and relative increases for the second and fourth quarters.

Consequently, our quarterly net revenues and operating results have in the past and will in the future depend upon our obtaining orders for validation systems to be shipped and accepted in the same quarter that the order is received.

These are the principal factors that cause our expenses to fluctuate:

o The timing of expenditures in anticipation of future sales. We may spend money to put resources in place to support sales in periods earlier than when the sales happen. We might also misjudge when, whether or how much the sales will grow, and put resources in place too early. Either way our expenses increase without concurrent increases in net revenues. This decreases our profits for that period.

o A significant portion of our operating expenses is relatively fixed. We may not be able to reduce expenses in a particular period if our revenue goals for that period are not met. If we cannot reduce expenses quickly enough, it can magnify the adverse impact of a net revenues shortfall on our results of operations.

For all of the above reasons, our quarterly operating results have in the past been and may in the future be different from the expectations of public market analysts and investors. Because our quarterly operating results fluctuate, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicators of future performance.

OUR OPERATING RESULTS FLUCTUATE BECAUSE OUR CUSTOMERS OFTEN PLACE, ADJUST, CANCEL OR DELAY ORDERS FOR COMPLEX CUSTOM SYSTEMS LATE IN THE QUARTER.

We usually configure our integrated circuit validation systems to meet specific customer requirements. Over time, our customers increasingly require larger, more complex configurations of our systems. Complex configuration requirements mean it takes longer to build the particular system for that customer. Longer manufacturing times for those customers combined with sales late in the quarter can cause shipments to slip into the next quarter. The percentage of each quarter's shipments that occurred in the last month of each quarter during 2000 ranged from 46% to 66%. Further, as customers consider their own quarterly results, they may delay or cancel orders already placed, late in the quarter. During 1998 particularly, our quarterly net revenues were hurt by customer decisions to delay placing orders or cancel plans to place orders for our products in the last few days of the quarter. All of these factors can greatly affect and have greatly affected our net revenues and results of operations in a particular quarter.

MUCH OF OUR NET REVENUES ARE CONCENTRATED IN ONE CUSTOMER. IF THAT CUSTOMER ORDERS LESS OR STOPS ORDERING, OUR TOTAL NET REVENUES WILL DECLINE SIGNIFICANTLY. BROADENING OUR CUSTOMER BASE REQUIRES ADDITIONAL INVESTMENTS IN DEVELOPMENT RESOURCES.

We have been and expect to continue to be dependent on one large customer for a significant part of our net revenues. Sales to Intel Corporation accounted for approximately 52% in 2000, 50% in 1999 and 25% in 1998. We expect relatively high concentrations of net revenues from Intel to continue. No other customer now accounts, or in the past three years has accounted, for as much as 10% of our annual net revenues. As a result, if or when Intel delays, reduces, or cancels orders, or decides to buy products from a competitor instead, our net revenues would decline significantly. For example, our 1998 net revenues dropped significantly due to lower than expected sales to Intel. At that time, Intel was shifting its own strategy and, in the process of managing that shift internally, substantially slowed capital purchases. Our net revenues and earnings suffered substantially from this event.

Reducing customer concentration without losing a specific customer requires attracting new customers. Attracting new customers may require adding new features or capabilities to our products that are important to those customers. Our existing customers may also require new features and capabilities that are not necessarily the same features that new customers would need. To address both sets of needs, we can either address the needs of potential new customers as a lower priority, or we can add development resources. A lower priority means delayed or lost revenues; adding resources means higher expenses. Either result hurts our operating performance.

INTERRUPTIONS OR PROBLEMS IN SUPPLY FROM SINGLE AND SOLE SOURCE SUPPLIERS CAN HARM OUR OPERATING RESULTS.

We rely on a number of sole source and single source suppliers for some key components and customized assemblies for our products. A sole source component is something that only one vendor makes, so we cannot buy it elsewhere. A single source component is something that we can get from more than one source, but is a component that we have chosen to purchase from a single source to gain efficiencies in operations or cost. Any of these single and sole source suppliers could experience financial, operational, production or quality assurance difficulties, or a catastrophic event, or something else that would result in a reduction, interruption or discontinuance in supply to us. Single and sole source suppliers present these risks:

o If a sole source supplier cannot deliver, and we do not have enough inventory to meet our needs, we must wait until that supplier can deliver or we must redesign our systems to use a different component. The resulting delay could substantially harm our operating results.

o If a single source supplier cannot deliver and we do not have enough inventory to meet our needs, we must wait until that supplier can deliver or until we can find and qualify another source. In times when the semiconductor industry as a whole is doing extremely well, finding supply at another source can be difficult. The resulting delay could substantially harm our operating results.

o If supplies are reduced, interrupted, or discontinued, it can take a long time, up to twenty-four months, before we would begin receiving supplies from alternative suppliers. In cases where supplies are discontinued and when designing that component out of the product is not feasible, we will place a last time buy order for the component. For example, our ATS, XTS and Electra product lines incorporate components that have been discontinued. We have therefore made substantial last-time purchases of these components. We cannot be certain that such quantities will be adequate to meet our requirements over the remainder of the product's life or that such last-time buy quantities are not in excess of our requirements over the product's remaining life.

o Making some of our single or sole source components and customized assemblies is a very complex process. That complexity can lead to production difficulties and quality variations, which can increase our cost, hinder our ability to deliver our products on time, or compromise the performance of our own products in the field. For example, in 1998, we experienced late delivery of integrated circuits used in some of our integrated circuit validation systems, and discovered that these integrated circuits did not provide the performance we expected, requiring us to change our product specifications. As a result, we may have lost a previously identified sales opportunity.

OUR RESULTS FROM OUR VIRTUAL TEST SOFTWARE BUSINESS WILL SUFFER IF WE CANNOT MAINTAIN RELATIONSHIPS WITH VENDORS OF ATE MACHINES AND EDA SOFTWARE.

Our virtual test software creates a simulation of third party automated test equipment, or ATE machines. We have to know how that equipment works before we can create a software model of the ATE machine. Our ability to gain that knowledge will be hindered if our relationships with the vendors of that equipment, including Agilent Technologies, Inc., Credence Systems Corporation, Teradyne, Inc. and others, do not remain strong. Our virtual test software also relies upon software simulation programs and other integrated circuit software design tools written by third parties, including Cadence Design Systems, Inc. and others. Our ability to take timely advantage of advances in those tools will be hindered if we do not maintain close working relationships with those vendors. Consequently, maintaining close working relationships both with vendors of ATE machines and electronic design automation, or EDA, software is of strategic importance to us. If we cannot maintain those relationships, our ability to achieve success in the market for our virtual test software could be substantially compromised.

OUR RESULTS OF OPERATIONS WILL SUFFER IF WE DO NOT SUCCEED IN NEW MARKETS.

We have derived a majority of our net revenues to date from sales of our logic validation systems. In 1995, we established our virtual test software division and began developing the virtual test software market. In 1998, we established our memory validation systems division and began selling our Orion memory validation systems. Also in 1998, we established our mixed-signal validation systems division and began marketing our Electra mixed-signal validation systems. To date, these new divisions have contributed a relatively small portion of our sales. The risks associated with these new markets and products include the following:

o The markets for these products may not develop as we anticipate or our products may not achieve market acceptance. In particular, the market for our virtual test software has developed more slowly than we have anticipated and our software may never achieve wide market acceptance.

o We may fail to appropriately allocate scarce development resources among our various divisions to develop and deliver products in a timely manner that meet our customers' needs.

o Our product families employ different technologies and are targeted at different applications. This requires us to train our sales personnel to sell each of these different products. We may fail to adequately train our sales force to understand and sell these various product families which would negatively impact our ability to grow.

o We may fail to adequately allocate our manufacturing, inventory, field applications support and customer support resources among our various divisions. If we do not allocate these resources appropriately, we may lose customers and delay or lose orders.

o Gross profits and inventory levels will be adversely affected if we experience delays in new product introductions or start-up costs associated with simultaneous development and introduction of new products.

OUR BUSINESS WILL SUFFER IF OUR PRODUCTS CONTAIN DEFECTS.

We make complex software and hardware products. No matter how much we test them, we know we will not be able to test them completely. If our customers find errors in our existing or new software or hardware products, we could face any or all of these problems:

o Legal actions against us, leading to costs and diversion of management time even if the actions are unsuccessful.

o   Diversion of development resources to try to fix the problems.

o   Loss of reputation and customers.

o   Increased support and service costs.

o   Loss of revenue and market share.

SALES OF OUR PRODUCTS ARE HIGHLY DEPENDENT ON THE STRATEGIC DECISIONS OF OTHER COMPANIES, AND HAVE A LENGTHY SALES CYCLE.

Sales of our products depend in significant part upon the decisions of companies in technology industries to develop and manufacture new electronic devices. We have little or no influence on those decisions. Further, because our products are expensive, our customers must typically gain capital budget approval to buy them. That process can take a long time. For new customers, our validation systems and virtual test software also represent a change in the way they have done design and development in the past, so customers that have not yet adopted the methods our systems and software represent may need to make basic changes in their own integrated circuit development approach to take advantage of what we offer. For these and other reasons, sales of our products have lengthy sales cycles during which we may expend substantial funds and management effort to secure a sale. This subjects us to fluctuations in operating results over which we have little control.

WE DEPEND ON KEY TECHNICAL AND SENIOR MANAGEMENT PERSONNEL.

Our future success depends on the efforts and continued services of our key executives and technical personnel and our ability to attract and retain qualified management, technical and sales and support personnel. In our industry, significant competition exists for those people. We cannot be certain that we will retain our existing personnel, find qualified replacements or add enough people to serve our future needs. The market for technically qualified people is particularly competitive. We also cannot be sure that employees will not leave and then compete against us. If we cannot attract and retain key personnel, it could seriously harm our operating results.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY.

Generally, we have not sought patent protection for our validation systems, services or processes. We have been issued one patent and have one patent application pending, which each involve technologies relating to our virtual test software. In addition to these patents, we principally rely on a combination of trade secret, copyright and trademark laws, confidentiality agreements and contractual provisions to protect our proprietary rights. Such protection is legally less absolute than patent protection would be. The steps we have taken, such as entering into proprietary rights agreements with our employees, may prove to be inadequate to prevent third parties from using, infringing, or misappropriating our intellectual property. Moreover effective trademark, patent, copyright and trade secret protection may not be available in other countries in which we now operate, or will eventually operate, to the same extent such protection is available in the United States. We cannot be certain that we will obtain additional patents, trademarks or copyrights, or that our trade secrets will remain secret to us. We also cannot be sure that our trademarks, patents, copyrights, or trade secrets will be sufficiently broad to protect our proprietary rights or will not be challenged or circumvented by competitors. If we must enforce our rights, we may find that the cost of the proceeding itself, both financially and in the time of key personnel, would be substantial and would hurt our operating results, even if we ultimately prevail.

Although we enter into proprietary rights agreements with our employees and consultants and control access to and distribution of our proprietary information, unauthorized parties, including departing employees, business partners and others, may attempt to copy or otherwise obtain and use our intellectual property rights. Monitoring unauthorized use of our intellectual property rights is very difficult, and we may be unable to prevent misappropriation of these rights.

WE MAY CONFRONT, OR BE UNABLE TO PROTECT OURSELVES FROM, CLAIMS BY OTHERS WITH RESPECT TO PROPRIETARY TECHNOLOGY.

We have in the past received notices of potential claims that our products infringe another party's intellectual property rights. Several of our customers informed us that they received letters from Jerome H. Lemelson alleging that equipment used in the manufacture of electronic devices infringes patents issued to Mr. Lemelson relating to electronic manufacturing technologies. Those customers may seek indemnification or contribution from us for any damages and expenses resulting from this matter. If any of our equipment or software is found to infringe a patent, a court may grant an injunction to prevent making, selling or using the equipment or software in the United States or other markets covered by equivalent patents or award damages against us. We may also be required to obtain licenses to the infringing technology or expend significant resources to develop non-infringing technology. We cannot predict the outcome of this or any similar claims we may receive, or the effect of such claims upon us. Patent or other intellectual property litigation or claims could seriously harm our business, financial condition or results of operations. Irrespective of the validity or success of such claims, we could incur significant costs, both financially and in the time of key personnel, in defending them.

WE COULD FACE INFRINGEMENT OR OTHER CLAIMS RESULTING FROM OUR EMPLOYMENT OF COMPETITORS' FORMER EMPLOYEES.

We hire employees who have previously been employed by our competitors and hire contractors who have previously performed work for our competitors. Some of these competitors include companies with whom we have in the past held detailed business discussions, including in-depth due diligence. Consequently former employers could assert claims against us, and we cannot be sure that our practices and policies dealing with respecting obligations to those former employers will be enough to prevent those claims from being successful.

WE FACE RISKS FROM INTERNATIONAL OPERATIONS.

We market and sell our products worldwide. In 2000, international sales represented 19% of our net revenues and we anticipate that international sales will continue to account for a significant portion of our revenues. In addition, we develop and manufacture our Orion memory validation systems in Europe. Our international operations are subject to a number of risks, including:

o The imposition of governmental controls on technology in our overseas markets. Import restrictions have in the past and may in the future result in high tariffs or bans on imports of advanced technologies to protect a domestic industry.

o Export restrictions or license requirements the United States may elect to impose or tighten, or that may affect future generations of our products. These restrictions have particularly affected advanced technologies.

o     Fluctuations  in the  value  of  foreign  currencies  against  the  U.S.
      dollar.

o     Difficulties in staffing and managing international operations.

o     Political and economic instability in our overseas markets.

o     Difficulties in collecting accounts receivable.

o     Changes in tariffs and taxes.

The occurrence of the above factors could harm our future international sales and operations and, consequently, our business, financial condition and results of operations.

OUR LIMITED EXPERIENCE IN MANAGING INTERNATIONAL DEVELOPMENT AND MANUFACTURING OPERATIONS, AND THE LIMITED EXPERIENCE OF OUR NEW DEVELOPMENT AND MANUFACTURING TEAMS IN EUROPE, COULD DAMAGE OUR OPERATING RESULTS.

In September 1998, we acquired a memory test company in Dresden, Germany, and we now develop memory integrated circuit validation systems in Dresden. We have also opened manufacturing operations for those systems in Sargans, Switzerland, and shipped our first system to a customer in the second quarter of 1999. Before those initiatives, our development and manufacturing had always been at the same facility, and always in the United States. Initiating development and manufacturing of one of our product lines outside the United States therefore represents a new experience for us as a company, and if our limited experience leads us to fail to anticipate problems that could arise, or fail to manage the operations successfully for other reasons, our results could suffer. Our new risks include all of the usual risks of international operations, such as currency fluctuations, cultural and language differences, time zone differences and legal differences. In addition, the teams of people in both Dresden and Sargans are relatively new to us, and relatively untested. Until those teams gain experience and familiarity with the markets we serve, the risks are higher both for employee turnover and for product design and manufacturing introduction delays or cost overruns in those facilities than in our primary facility in the United States. Those risks could adversely affect performance in our memory test division, and therefore our operating results.

THE INABILITY TO MEET OUR FUTURE CAPITAL REQUIREMENTS WOULD LIMIT OUR ABILITY TO GROW.

Developing new and enhanced integrated circuit validation systems or virtual test software is expensive. We may not have the resources for ongoing development or may find that obtaining the necessary funds when needed might not be possible on terms favorable to our shareholders or at all. For example, if we issue additional equity securities our shareholders may experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

                          RISKS RELATED TO OUR INDUSTRY

OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND WE MUST INTRODUCE NEW AND ENHANCED PRODUCTS IN A TIMELY MANNER TO EFFECTIVELY COMPETE.

The market for integrated circuit validation systems is characterized by rapid technological change because integrated circuits themselves are evolving so quickly. That rapid change requires us to spend significant resources developing and introducing new products, and enhancing existing products. To remain competitive, our products must keep pace with technological developments, with evolving industry standards and methodologies, and with the increasingly sophisticated needs of our customers. In fact, the introduction of integrated circuits embodying new technologies or changes in industry standards or customer requirements could render our existing products obsolete and unmarketable. Furthermore, commitments to develop new products generally must be made well in advance of sales. That means we must anticipate both future demand and the availability of technology to satisfy that future demand. Our success in developing new and enhanced products to keep pace with changing technology and demand depends upon a variety of factors, including:

o Our ability to adequately fund new product development, and to raise the capital necessary to do so. We cannot assure you that we will have the budget necessary to keep pace with technological change.

o Our ability to design new products and product enhancements efficiently and on time. This factor is not just a management risk, it is also an engineering and invention risk. We will need to solve technical problems caused by the increasing speed, density, complexity, and sophistication of the integrated circuits we test. We cannot assure you that we can solve those problems, or that solutions even exist.

o Our ability to manufacture and assemble systems on time and effectively, including our ability to find qualified and reliable sources for specialized components we may need for future products. We cannot assure you that we can find those suppliers, or that their products will be of sufficient quantity, quality and reliability to support our business.

o Our ability to create products that our customers like and accept. This factor depends significantly on our ability to accurately forecast what the market will need when our new designs are in production -- which may be many months or even years after our product design is begun. We cannot assure you that we will be able to judge those needs successfully.

As a result of any of these factors, we could lose orders and our business, financial condition and results of operations could be seriously damaged. Combinations of these factors have in the past led to significant delays between our introduction of a new integrated circuit validation system or a new version of our software and large scale customer deliveries of those products, and have interfered with our ability to deliver enhancements as quickly as we would have wanted to deliver them.

COMPETITION IN THE ELECTRONIC DESIGN AND TEST INDUSTRIES IS INTENSE.

We currently compete with customer-developed solutions and excess capacity on ATE machines. ATE machines manufactured by companies including Advantest Corporation, Agilent Technologies, Inc., Credence Systems Corporation, LTX Corporation, Schlumberger Limited and Teradyne, Inc., can be used for logic and mixed-signal validation. The primary competitor for our Orion memory integrated circuit validation systems is Mosaid Technologies. Most of these companies have significantly greater financial, marketing, manufacturing and technological resources than we do. We believe that our long-term success will depend largely on our ability to identify design and test needs ahead of our competitors and to develop products that respond to those needs in a timely manner, and we cannot be certain of our ability to do this better than our competition. New product introductions or product announcements by our competitors could cause a decline in sales or loss of market acceptance of our existing or future products. Increased competitive pressure could also lead to intensified price-based competition, eroding our margins and hurting our results. Additionally, electronic design automation companies such as Avant! Corporation, Cadence, Mentor Graphics Corporation or Synopsis, Inc. could elect to enter into the virtual test software business and directly compete with us. Any of them, and perhaps others, are financially and technologically well positioned to do so. If one of the electronic design automation software companies did introduce a virtual test product, it could substantially harm our sales of virtual test software.

OUR BUSINESS IS PARTICULARLY SENSITIVE TO GENERAL ECONOMIC AND MARKET CONDITIONS AND CYCLICALITY.

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

ITEM 2. PROPERTIES

Our executive offices, as well as our principal manufacturing, engineering and marketing operations, are located in a leased building of approximately 90,000 square feet in Beaverton, Oregon. The lease expires on February 29, 2004. We believe the space will be adequate through that period and, if required, suitable additional space is available nearby. We also lease a total of approximately 26,000 square feet of space for our regional sales offices, European manufacturing facilities and European design center.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.


                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded publicly on the Nasdaq National Market under the symbol "IMSC." The following table sets forth, for the periods indicated, the high and low prices for the Company's common stock as reported by the Nasdaq National Market.

                                                                HIGH     LOW
                                                                ----     ---
FISCAL 1999
  First Quarter                                                     11        7
  Second Quarter                                                14 3/8    6 3/4
  Third Quarter                                                15 1/16    9 3/4
  Fourth Quarter                                                14 1/2  10 7/16
FISCAL 2000
  First Quarter                                                24 5/16   13 1/4
  Second Quarter                                                20 1/4   12 5/8
  Third Quarter                                                 20 7/8   11 1/2
  Fourth Quarter                                                17 3/4   7 7/16

As of February 28, 2001, there were approximately 1,770 shareholders that held beneficial interests in shares of common stock. The Company has not paid any cash dividends on its common stock, and it does not anticipate paying any cash dividends in the foreseeable future.

During the quarter ended December 31, 2000, the Company made no sales of securities that were not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

                   (In thousands, except per share amounts)

                                               YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------
                                   2000      1999       1998      1997      1996
                                  --------  --------  ---------  --------  --------
Consolidated Statements of
  Operations Data:
  Net revenues                    $ 75,213  $ 56,070  $ 36,697   $ 46,850  $ 50,837
  Gross margin %                      61.7%     62.2%     59.6%      65.5%     64.3%
  Operating income (loss)         $ 13,976  $  7,374  $ (4,587)  $  7,073  $  9,495
  Operating income (loss) %           18.6%     13.2%    (12.5)%     15.1%     18.7%
  Income (loss) before
  cumulative effect of
  accounting change (a)           $ 10,317  $  5,581  $ (3,331)  $  5,205  $  6,166
  Cumulative effect of
  accounting change (b)           $  7,317  $     --  $     --   $     --  $     --
  Net income (loss) (a)           $  3,000  $  5,581  $ (3,331)  $  5,205  $  6,166
  Basic earnings (loss) per
  share (a):
     Income (loss) before
       cumulative effect of
       accounting change (a)      $  1.31   $   0.74  $  (0.44)  $   0.70  $   0.92
     Cumulative effect of
       accounting change (b)      $ (0.93)  $     --  $     --   $     --  $     --
     Net income (loss)            $  0.38   $   0.74  $  (0.44)  $   0.70  $   0.92
  Diluted earnings (loss)
  per share (a):
     Income (loss) before
       cumulative effect of
       accounting change (a)      $   1.20  $   0.70  $  (0.44)  $   0.67  $   0.88
    Cumulative effect of
       accounting change (b)      $  (0.85) $     --  $     --   $     --  $     --
    Net income (loss)             $   0.35  $   0.70  $  (0.44)  $   0.67  $   0.88
  Pro forma amounts assuming
  SAB101 revenue recognition
  applied retroactively:
    Net income (loss)             $    --   $  3,033  $ (3,850)  $  5,044  $  5,389
       Earnings (loss) per
         share-Basic              $    --   $   0.40  $  (0.51)  $   0.68  $   0.80
       Earnings (loss) per
         share-Diluted            $    --   $   0.38  $  (0.51)  $   0.65  $   0.77



                                                   DECEMBER 31,
                                  ------------------------------------------------
                                   2000      1999       1998     1997      1996
                                  --------  --------  --------- --------  --------
Consolidated Balance Sheet Data:
  Cash and cash equivalents       $18,312   $ 7,507   $ 3,379   $17,464   $ 9,545
  Short-term investments          $23,215   $15,117   $ 7,630   $ 8,371        --
  Total assets                    $93,600   $74,424   $63,414   $65,523   $44,314
  Long-term obligations, net of
    current portion               $   --    $   213   $   363   $   152   $   278
  Shareholders' equity            $68,521   $61,820   $53,542   $57,433   $34,859


(a) Net income, basic earnings per share and diluted earnings per share for 1998, before nonrecurring acquisition and restructuring charges, were $0.1 million, $0.02 per share, and $0.02 per share, respectively.

(b) Effective January 1, 2000, the Company changed its method of accounting for systems revenues based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


(Unless otherwise indicated, all numerical references are in thousands, except percentages and share data.)

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH SELECTED FINANCIAL DATA AND THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THIS ANNUAL REPORT, INCLUDING THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND PARTICULARLY THE SECTION CAPTIONED, "BUSINESS OUTLOOK," CONTAINS CERTAIN STATEMENTS, TREND ANALYSIS AND OTHER INFORMATION THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS AMENDED, WHICH MAY INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS INCLUDING THE WORDS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "INTEND" AND OTHER SIMILAR EXPRESSIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN DUE TO NUMEROUS FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED IN THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN, INCLUDING THE SECTION CAPTIONED, "BUSINESS - RISK FACTORS."

COMPANY BACKGROUND

We were founded in 1983 to design and develop integrated circuit validation systems to test and measure complex electronic devices at the prototype stage. We were acquired by Valid Logic Systems, Incorporated (Valid Logic) in 1989 and then by Cadence Design Systems (Cadence) in 1991 as a result of the merger of Valid Logic into Cadence. We were operated as a separate subsidiary of Cadence. In July 1995, we completed our initial public offering of common stock and in February 1997, completed a secondary public offering of our common stock. Cadence sold shares in each of those offerings, and as of December 31, 2000, continues to own approximately 32% of our common stock.

Our net revenue is comprised of validation systems revenue, software revenue, including validation systems software and our virtual test software, and service revenue, which consists primarily of revenue derived from maintenance contracts. Beginning in 2000, revenue from validation systems where a portion of the purchase price is tied to final customer acceptance is recognized upon acceptance. In those rare instances where we are delivering multiple systems to a single customer for similar applications with identical acceptance criteria, revenues for systems after initial deliveries are recognized upon shipment. For all other validation systems sales, revenue is generally recognized as the product ships and when no significant obligations remain. Historically, revenue from validation systems sales has been recognized as the product ships and when no significant obligations remain. Contract service and support revenues billed in advance are recorded as deferred revenue and recognized ratably over the contractual period as the services and support are performed. Revenue from other services, such as consulting and training, is recognized as the related services are performed or when specified milestones are achieved.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for public companies on the recognition, presentation and disclosure of revenue in their financial statements. In the fourth quarter of 2000, we implemented SAB 101, effective January 1, 2000, by changing the timing of revenue recognition for system sales from the historical industry practice of when product is shipped (title passes) to when a customer has accepted a shipped product. This change in our revenue recognition policy has been accounted for as a change in accounting principle effective January 1, 2000. We have recorded an after-tax non-operating charge against net income in the amount of $7.3 million reflecting the deferral of revenue net of related expenses for shipments of our products previously reported as revenue prior to January 1, 2000 that had not been accepted by customers as of December 31, 1999. We have also restated the previously reported quarters during the year 2000 to conform revenue recognition and related expense recognition to the requirements of SAB 101.

We derive a substantial portion of our net revenue from the sale of validation systems which typically range in price from $0.2 million to $1.8 million per unit and may be priced as high as $2.3 million for a single unit. As a result, the receipt of a single order, and the timing of the receipt, shipment, and customer acceptance of a single order can have a significant impact on our net revenue and results of operations for a particular period. In addition, a substantial portion of our net revenue can be realized during the last few weeks of each quarter. A significant portion of our operating expenses are relatively fixed in nature, and planned expenditures are based in part on anticipated orders. As a result, we may be unable to reduce such expenses in a particular period if our revenue goals for that period are not met. The inability to reduce spending quickly enough to compensate for any revenue shortfall would magnify the adverse impact of such revenue shortfall on our results of operations.

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

RESULTS OF OPERATIONS

NET REVENUES
------------

Net revenues is comprised of engineering IC validation systems sales, software sales (including IC validation systems software and Virtual Test Software) and service sales, which consists primarily of revenue derived from maintenance and consulting contracts.

The implementation of SAB 101 effective January 1, 2000, as discussed above, resulted in a cumulative effect adjustment recorded in 2000. Part of the cumulative effect adjustment included recording deferred revenue in the amount of $17.2 million for systems shipped in 1999 for which customer acceptance had not yet been received by December 31, 1999. During 2000, as we considered the implications of SAB 101, we focused our efforts toward gaining customer acceptance of previously shipped systems and in documenting acceptance criteria for current systems sales. The results of this effort allowed us to recognize nearly all the 1999 deferred revenue, resulting from the implementation of SAB 101, during 2000. At December 31, 2000, deferred revenue for shipped systems was $10.6 million.

As provided for in SAB 101, 1999 and 1998 revenues were not restated. Therefore, a comparison of revenues for the year ended December 31, 2000, with the implementation of SAB 101, to the prior years is not meaningful. The table below compares revenues for the year ended December 31, 2000 with SAB 101, and without SAB 101 to the two prior years ended December 31, 1999 and 1998.


                  2000        2000
                  WITH      WITHOUT     INCREASE               INCREASE
                SAB 101     SAB 101    (DECREASE)     1999     (DECREASE)       1998
               ---------   ---------   ----------   --------   ----------   --------
Systems
  Vanguard       $33,375   $  28,721           51%  $ 19,032          444%   $ 3,500
  Other           12,357      11,805          (19)    14,553           (8)    15,766
  Logic
  Mixed            9,233       6,757           27      5,329           75      3,052
  Signal
  Memory           3,422       5,089          130      2,211          n/a          0
                --------   ---------   ----------   --------   ----------    -------
 Total Systems   $58,387   $  52,372           27%  $ 41,125           84%   $22,318
                ========   =========   ==========   ========   ==========    =======

                   2000       2000
                   WITH      WITHOUT    INCREASE              INCREASE
                 SAB 101     SAB 101   (DECREASE)    1999    (DECREASE)   1998
                 ---------  ---------  ----------  --------  ---------  --------
Software
  Systems        $ 3,723     $ 3,265        10%     $ 2,958       43%    $ 2,066
  Virtual Test     3,074       3,074         7        2,882       12       2,566
                 ---------  ---------  ----------  --------  ---------  --------
  Total
  Software       $ 6,797     $ 6,339         9%     $ 5,840       26%    $ 4,632
                 =========  =========  ==========  ========  =========  ========


Net revenues rose sharply in both 2000 and 1999 after two consecutive years of revenue declines. In general, two factors contributed to the increase:

1) The product line is broader than it was several years ago. Towards the end of 1998, the Company released the 500MHz Vanguard logic IC validation system, Electra and Electra MX mixed-signal IC validation systems, all of which contributed to the increase in net revenues. Additionally, in mid-1999, the Company began customer shipments of the Orion Memory IC validation system.

2) Capital spending within the Semiconductor Industry increased in 1999 for the first time in several years, and increased again in 2000. Although our revenues do not necessarily correlate directly with industry capital spending, the increase in expenditures indicates a healthier selling environment for our products. Semiconductor capital spending over the past three years is as follows:

                                          YEAR ENDED DECEMBER 31,
                            ----------------------------------------------------
                              2000      INCREASE    1999     INCREASE    1998
                            ----------  --------  ---------- ---------  --------
Semiconductor Capital
  Spending
(Per VLSI Research, March   $47,636        80%     $26,385      16%     $22,824
  2001)


SYSTEMS REVENUES

Systems revenues in 2000, after implementation of SAB 101, of $58.4 million were $6.0 million higher than 2000 systems revenues before implementation of SAB 101. As a result of the advent of SAB 101, we implemented new processes designed to obtain acceptances more rapidly of previously shipped systems and to clarify acceptance criteria for new orders. As a result, during 2000 we substantially reduced the number of systems awaiting acceptances over the course of the year, and particularly during the second and third quarters. As a result, systems revenues after implementation of SAB 101 were anomalously high for the second and third quarters and for the year.

Systems revenues in 2000, before implementation of SAB 101, of $52.4 million increased 27% over the $41.1 million for 1999. Our newer validation systems, the 500 MHz Vanguard logic system, the Electra mixed-signal system, and the Orion memory system all posted sharp increases over 1999 while the older generation logic system sales declined as a percentage of revenues. Sales of Vanguard, which is our flagship product and eventually will be the platform for our next generation mixed-signal and system-on-chip solutions, increased 51% over 1999 and accounted for 55% of net systems revenues. Although the older generation logic systems revenues declined 19% for 1999, they still accounted for 23% of net systems revenues. Electra mixed-signal system revenues grew 27% from 1999 and the Orion memory system revenues grew 130% over 1999.

Systems revenues in 1999 increased $18.8 million or 84% over 1998, after decreasing $9.7 million or 30% in 1998 from 1997. Revenues of the Vanguard logic validation system, which were attributable almost entirely to the Company's largest customer, accounted for 46% of net systems revenues in 1999, up from 16% in 1998. Revenues of other logic systems declined by $1.2 million or 8% from 1998 as a result of the Vanguard ramp, but still accounted for 35% of net systems revenues. Mixed-signal systems revenues increased $2.3 million or 75% over 1998, with most of the volume occurring in the latter part of 1999. Nearly all mixed-signal revenues in 1999 were for the Electra family, while all mixed-signal revenues in 1998 were for older generation products. The Company began shipping Orion memory IC validation systems in the second quarter of 1999. There were no revenues from memory systems in 1998.

SOFTWARE REVENUES
System software revenues in 2000, after implementation of SAB 101, of $3.7 million was $0.5 million higher than system software revenues before implementation of SAB 101. The greater revenue is primarily attributable to the higher number of systems included in the net systems revenue after implementation of SAB 101, especially Vanguard systems.

System software revenues before implementation of SAB 101 increased $0.3 million or 10% in 2000 from 1999, and $0.9 million or 43% in 1999 from 1998. These increases are directly attributable to the increase in system revenues, and particularly Vanguard system revenues. Virtual Test software revenues increased by $0.2 million or 7% in 2000 from 1999, and by $0.3 million or 12% in 1999 from 1998, as increased revenues of standardized Virtual Test software licenses more than offset reduced revenues of custom software. The Company no longer pursues non-standard custom software revenues, and now focuses on developing standard products that can be sold multiple times to multiple customers.

SERVICE REVENUES
Service revenues increased $0.9 million or 10% in 2000 from 1999 and declined in 1999 by $0.6 million or 7% from 1998. In 2000, service revenues grew as a result of a higher installed base created by significant systems growth in the last several years. The principle reason for the decline in 1999 was the Company's decision to exit the consulting business for Virtual Test and focus on revenues of standard Virtual Test software products.

International revenues amounted to 19% of net revenues for the year ended December 31, 2000 compared to 25% and 26% of net revenues for 1999 and 1998, respectively. Sales to one customer, Intel, amounted to 52%, 50% and 25% of net revenues in 2000, 1999, and 1998, respectively. No other customer accounted for more than 10% of the net revenues in 2000, 1999 or 1998.

GROSS MARGIN
------------
For the year ended December 31, 2000 gross margin was $46.4 million or 62% of net revenue as compared to $34.9 million or 62% of net revenue for the year ended December 31, 1999. (As a percentage of revenue, gross margin for the year ended December 31, 2000 was the same with SAB 101 as without SAB 101.) In 1998, gross margin was $21.9 million or 60% of net revenues, including non-recurring charges. During 1998, the anomalous gross margin dip to 60% was a direct result of lower net revenues and a non-recurring $2.0 million inventory adjustment recorded in cost of systems revenues. Excluding the non-recurring inventory adjustment, gross margin for the year ended December 31, 1998, would have been 65% of net revenues.

In September 1998, the Company acquired all of the assets of PerformIC for a cash price of $1.3 million. PerformIC, located in Dresden, Germany, is a developer of technologies aimed at addressing the engineering test needs of memory manufacturers. With this acquisition, the Company opened its new European Design Center in Dresden. In connection with this acquisition, management decided to discontinue the use of certain technology used in the manufacture of the Company's IC validation systems, in favor of technology which is more compatible with that to be utilized in the product developed from the technology acquired from PerformIC. This decision caused certain raw material inventories held by the Company prior to the PerformIC acquisition to be rendered obsolete. The resulting inventory write-down of $2.0 million was recorded in Systems Cost of Revenues, and the obsolete material was disposed of as scrap prior to December 31, 1998.

The gross margin from revenues of IC validation systems was 60% for 2000, 61% for 1999, and 55% for 1998, including non-recurring charges. Excluding non-recurring charges, gross margin from revenue of IC validation systems would have been 64% for 1998. Software gross margin of 81% for 2000 declined from 86% for 1999, which was slightly higher than the 1998 gross margin of 85%. Software gross margin in 2000 declined from 1999 and 1998 primarily because amortization of capitalized software development costs increased. Sales of services yielded gross margin of 58% for 2000, 50% for 1999, and 58% for 1998. Service gross margin increased in 2000 from 1999 primarily because of a 10% increase in revenues. Service gross margin declined from 1998 to 1999 due primarily to a decrease in higher-margin Virtual Test consulting contracts during these periods.

OPERATING EXPENSES
------------------
Research, development and engineering (R&D) expenses consist of employee costs, costs of materials consumed, depreciation of equipment and engineering related costs net of capitalized software development costs. For the year ended December 31, 2000, net R&D expenses increased by $1.4 million or 17% to $9.8 million from $8.4 million for the same period in 1999. Net R&D expenses were $6.8 million in 1998. The increase in 2000 and 1999 was due primarily to our investment in the development of the Orion memory IC validation system products, combined with lower capitalization of software development costs. As a percentage of net revenues, R&D expenses were 13% for the year ended December 31, 2000 and 15% and 18% for 1999 and 1998, respectively. The decrease in R&D expenses as a percentage of net revenues in 2000 and 1999 was attributable to the increase in net revenue discussed above. Capitalized software development costs and amortization (included in Cost of Revenue) were $1.5 million and $1.9 million, respectively, for the year ended December 31, 2000, compared with $1.9 million and $1.4 million, respectively, in 1999, and $2.4 million and $0.7 million, respectively, in 1998.

For the year ended December 31, 2000, selling, general and administrative (SG&A) expenses increased by $3.6 million or 19% to $22.7 million from $19.1 million in 1999. In 1999, SG&A expenses increased 8% or $1.4 million from $17.8 million in 1998. The increase in SG&A expenses in 2000 and 1999 primarily reflects payment of sales commissions on higher sales volumes, and payment of employee performance bonuses attributable to Company achievement of specified operating income targets. As a percentage of net revenues, SG&A expenses were 30%, 34% and 48% for the years ended December 31, 2000, 1999, and 1998, respectively. The decreases in 2000 and 1999 SG&A expenses in 2000 and 1999 as a percentage of net revenues resulted directly from the increase in net revenues discussed above.

During the second half of 1998, the Company implemented a restructuring plan, including a reduction in the Company's worldwide employee headcount by approximately 14%, the termination of certain international distributor agreements, and the establishment of direct sales operations in Europe and Asia. The primary objectives of the restructuring plan were to strengthen the Company's international distribution channel, and to maintain acceptable operating expense levels as the Company moved forward. The restructuring plan was unrelated to the Company's acquisition of PerformIC.

The total non-recurring restructuring charges recorded in 1998 operating expenses amounted to $1.0 million. These charges included $0.6 million associated with the termination of certain international distributors, and $0.4 million for severance costs. The restructuring was completed in early 1999. As expected, the cost reductions associated with the restructuring plan were offset by increased costs to maintain the newly established international sales offices. The direct sales strategy pursued under the restructuring plan was intended to allow us to achieve a better market penetration in the international marketplace. During 1999, the shift to a direct sales strategy was marked by an increase in revenues of 97% in the Asian-Pacific marketplace and an increase of 13% in the European marketplace.

In connection with the acquisition of PerformIC, we recorded a charge of $0.9 million for in-process research and development. The value assigned to in-process research and development represented research and development efforts in process at the acquisition date for which technological feasibility had not yet been established and which had no alternative future uses. The significant project in process at the acquisition date was the development of a memory engineering test station. The value was determined by estimating the costs to further develop the acquired in-process technology into a commercially viable product, estimating the resulting net cash flows from the product, and discounting the net cash flows back to their present value. The discount rate used took into account the uncertainty surrounding the successful development of the acquired in-process technology. At the time of the acquisition, the in-process technology under development was expected to be commercially viable in late 1999. The efforts to complete the project included the completion of all designing, prototyping, verification, and testing activities necessary to establish that the product, when complete, would meet design specifications including functional, technical, and economic performance requirements. Expenditures to complete the acquired project were initially expected to total approximately $2.5 million. During 1998 and 1999, the Company invested approximately

$0.3 million and $1.6 million, respectively, in related research and development efforts necessary to complete the initial commercially feasible version of the memory engineering test station product. Additionally, we are incurring, and will continue to incur, expenditures for continuing research and development related to the memory engineering test station developed from the acquired technology.

OTHER INCOME, NET
-----------------
Other income, net was $1.7 million for 2000, $0.8 million for 1999 and $0.8 million for 1998. The increase in other income, net was primarily due to higher average cash and investments balances.

INCOME TAXES
------------
The effective tax rate was 34% for the year ended December 31, 2000 and 32% for the year ended December 31, 1999. The benefit from income taxes for 1998 reflects recognition of a portion of the benefit from net operating loss carryforwards. At December 31, 1998, we had recorded deferred tax assets from net operating loss carryforwards of $3.5 million, against which we recorded a valuation allowance of $2.4 million. During 1999, as profitability returned, the valuation allowance was reduced by approximately $2.1 million. Of the reduction in the valuation allowance, approximately $1.4 million was credited directly to Shareholders' Equity in recognition of the tax benefits from deduction of employee gains on stock option exercises for tax return purposes.

Our income tax position includes the effects of available tax benefits in certain countries where we do business, benefits for available net operating loss carryforwards, and tax expense for subsidiaries with pre-tax income. While management anticipates the effective tax rate to remain at levels similar to 2000, this rate is very sensitive to the geographic and product mix of net revenues, and therefore could be higher or lower in the future depending upon actual net revenues realized.

NET INCOME
----------
As a result of the various factors discussed above, net income for the year ended December 31, 2000 decreased to $3.0 million or $0.35 per diluted share compared to net income of $5.6 million or $0.70 per diluted share for the corresponding period in 1999. The decrease was attributable to the cumulative effect of accounting change recorded effective January 1, 2000 as a result of the implementation of SAB 101, discussed above. Income before the cumulative effect of accounting change was $10.3 million or $1.20 per diluted share for the year ended December 31, 2000, an increase of $4.7 million from $5.6 million or $0.70 per diluted share for the year ended December 31, 1999. Net loss for the year ended December 31, 1998 was $3.3 million or $0.44 per diluted share.

YEAR 2000
---------
During 1999 and 1998, we developed and executed our Year 2000 Readiness Plan which included steps to monitor, test and implement corrective measures for our critical vendors and suppliers, products and information systems. We estimate the costs incurred during 1999 and 1998, including payments to third parties and estimates of internal costs, for developing and implementing our Year 2000 readiness plan were less than $0.3 million and $0.2 million, respectively. To date, we have not been impacted by any material Year 2000 issues.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of approximately $41.5 million, and funds available under an existing bank line of credit of $10.0 million. Since 1988, we have relied on cash generated from operations and cash raised through public stock offerings as our principal source of liquidity.

OPERATING ACTIVITIES
--------------------
Net cash flows from operating activities include cash received from customers, payments to suppliers, payments to employees and interest received and paid. During 2000 and 1999, net cash provided by operating activities amounted to $22.3 million and $16.0 million, respectively. The increase in cash from operating activities of $6.3 million in 2000 from 1999 is primarily attributable to improved operating results and asset management programs aimed at increasing turnover of accounts receivable and inventories. During 1998, net cash used in operating activities amounted to $3.3 million.

For 2000 and 1999, we realized a significant improvement in cash flow from operating activities, driven by the increase in net revenues discussed above, combined with improvement in the days sales outstanding in trade receivables, and reductions in inventory levels. In addition, we realized reductions in current income tax liabilities of $1.4 million and $1.7 million for 2000 and 1999, respectively, resulting from the benefit of tax deductions of employee gains upon exercise of both Cadence and IMS stock options. During 1998, a significant decline in revenues during a year where we continued to invest heavily in both our research and development efforts and our distribution capabilities, led to a decline in cash flow from operating activities. Other factors, which negatively impacted cash flow from operating activities during 1998, were increases in trade receivables and inventories. Trade receivables, inventories and accounts payable have fluctuated from period to period as a result of the timing of shipments, cash collections and inventory receipts near period end. The size and timing of a single customer shipment or collection can have a significant impact on trade receivables and inventories.

Trade receivables amounted to $11.5 million and $14.0 million at December 31, 2000 and December 31, 1999, respectively. Because a greater portion of quarterly net revenue was realized earlier in each quarter during 2000 than had been experienced in 1999, days sales outstanding decreased to 59 days at December 31, 2000 from 75 days at December 31, 1999. Inventories on-hand decreased to $11.0 million at December 31, 2000 from $13.2 million at December 31, 1999. This change was primarily due to the combination of focused inventory reduction programs and the manufacturing of demonstration equipment. Inventory at customer sites of $2.9 million represents the inventory value of shipments of systems for which revenue will not be recognized until acceptance from the customer is received.

INVESTING ACTIVITIES
--------------------
Capital equipment expenditures of $4.0 million, $3.1 million, and $7.1 million in 2000, 1999, and 1998, respectively, were primarily for computers, software, demonstration equipment, engineering equipment and service spare parts used in daily operations. The higher level of capital spending during 1998 was largely driven by investments in production equipment and tooling necessary to begin shipments of the Vanguard IC validation systems late in 1998. Following these significant investments, there was less need for additional capital expenditures during 2000 and 1999.

In addition, certain costs associated with software development were capitalized at $1.5 million, $1.9 million, and $2.4 million for 2000, 1999 and 1998, respectively. The higher amount in 1998 reflects the investment in software technology associated with the new Vanguard IC validation system, which was introduced in late 1998.

FINANCING ACTIVITIES
--------------------
In 2000 and 1999, net cash provided by financing activities was $2.2 million and $0.6 million, respectively. In 1998, net cash used in financing activities was $0.8 million.

In May 1998, we initiated a plan to repurchase up to 500,000 shares of the currently outstanding common stock over twelve months in open market and negotiated transactions, and in September 2000 we renewed this program. This repurchase program authorized the repurchase of shares in increments in accordance with SEC regulations and Board of Directors' guidance. During 2000 and 1998, the program resulted in the repurchase of 39,000 and 150,500 shares at a cost of $0.6 million and $1.2 million, respectively. The Company did not repurchase any of its common stock during 1999.

Cash used for payments of certain capital leases obtained for computers and equipment used in operations was $0.1 million, $0.4 million and $0.2 million during 2000, 1999 and 1998, respectively. The Company received $2.9 million, $1.0 million, and $0.6 million in 2000, 1999 and 1998, respectively, from the issuance of stock under employee stock option and stock purchase plans.

The compensation for tax purposes associated with stock option exercises and with disqualifying dispositions are typically not treated as expenses for financial reporting purposes, and the exercise of Cadence stock options does not increase the number of shares of our common stock outstanding. The tax benefits available from the stock option deduction may decrease in the future, if our stock price declines, and as employee holdings of Cadence stock options decline due to option exercises and cancellations. The timing and magnitude of such decreases in tax benefits, if realized, is uncertain as the number of employee stock options, which are exercised, and the amount of gains realized upon exercise, will be determined by, among other factors, fluctuations in the market values of our common stock and of Cadence common stock.

We have a committed $10.0 million revolving line of credit with U.S. National Bank of Oregon, which is available for general corporate purposes as needed. Under the agreement, we can borrow with interest at the bank's prime lending rate, or if lower, at certain margins above banker's acceptance or interbank offering rates. There have been no borrowings against the line of credit to date. The term of the current credit line agreement ends April 30, 2001. Management intends to renew the agreement at that time.

We believe that existing funds, funds expected to be generated by operating activities, and the available line of credit will satisfy our anticipated working capital needs and other general corporate purposes through at least the next twelve months. Currently there are no significant capital commitments other than commitments under facility operating leases and vendor contracts for development services, consulting services and parts. From time to time, the acquisition of complementary businesses, products or technologies may be considered. Presently there are no significant understandings, commitments or agreements with respect to any such acquisitions. Any such transactions, if consummated, may require additional financing. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on favorable terms.

BUSINESS OUTLOOK

THE FOLLOWING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS. THESE STATEMENTS ARE FORWARD-LOOKING, AND ACTUAL RESULTS MAY DIFFER MATERIALLY.

The following guidance is based upon the new revenue recognition rules imposed by SAB 101.

REVENUES
--------

Consistent with guidance given on January 2nd, we expect 2001 revenues to be:

     Q1 - between $17.7 million and $18.2 million
     Q2 - between $16.2 million and $16.7 million
     Q3 - between $17.9 million and $18.4 million
     Q4 - between $22.2 million and $22.7 million

The timing of customer acceptances, which are not entirely within our control, can have a significant impact on revenues. Other factors which impact the predictability of revenues include: a disproportionate amount of orders and shipments occur towards the end of a quarter, a single customer often accounts for a significant amount of revenue in a quarter, and one order can account for a significant portion of the quarter's revenue.

GROSS MARGIN PERCENTAGE
-----------------------
We expect gross margin percentages for 2001 to be:

     Q1 - between 61% and 62%
     Q2 - between 63% and 64%
     Q3 - between 64% and 65%
     Q4 - between 65% and 66%

Variances in volume, product mix and product pricing may impact the gross margin percentage in any quarter.

OPERATING PROFIT PERCENTAGE
---------------------------
We expect operating profit percentages for 2001 to be:

      Q1 - between 13% and 14%
      Q2 - between 7% and 8%
      Q3 - between 10% and 11%
      Q4 - between 16% and 17%

In addition to the factors mentioned above for gross margin percentage, spending levels could impact the operating margin percentage in any quarter.

OTHER INCOME
------------
We expect other income, which consists primarily of interest on cash and investments and foreign exchange gains and losses, to be approximately $0.5 million per quarter. Sudden changes in cash and investment balances, interest rates and foreign exchange rates could impact other income in any quarter.

EFFECTIVE TAX RATE
------------------
We expect the effective tax rate for 2001 to be 34%. Failure to meet planned operating results in Europe and in Japan could have a negative impact on the effective tax rate.

WEIGHTED AVERAGE SHARES OUTSTANDING
-----------------------------------
We expect weighted average shares outstanding for 2001 to be approximately:

              Q1 - 8.5 million
              Q2 - 8.5 million
              Q3 - 8.5 million
              Q4 - 8.7 million

DEPRECIATION AND AMORTIZATION
-----------------------------
We expect depreciation and amortization for 2001 to be approximately $1.9 million per quarter.

CAPITAL EXPENDITURES
--------------------
We expect capital expenditures for 2001 to be approximately $5.0 million, 60% of which will occur in the first half of the year.

The statements contained in the foregoing Business Outlook section are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 which are based on current expectations, estimates and projections about the Company's business, management's beliefs, and assumptions made by management. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including those described above and the following: the cyclical nature of the semiconductor industry, changes in demand for the Company's products, product mix, the timing of customer orders and deliveries, the timing of customer acceptances, high concentration of revenue from a single customer, a disproportionate amount of orders booked toward the end of any quarter, the impact of competitive products and pricing, constraints on supplies of critical components, excess or shortage of production capacity, actual purchases under agreements, difficulties encountered in the integration of acquired businesses and other risks discussed in this annual report under the caption "Business - Risk Factors." In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date of this annual report and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this release.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK
------------------
Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We mitigate our risk by diversifying investments among high credit quality securities in accordance with our investment policy. As of December 31, 2000, our investment portfolio includes marketable debt securities of $29.9 million. These securities are subject to interest rate risk, and will decline in value if the interest rates increase. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would not have a material effect on our financial condition or the results of operations.

FOREIGN CURRENCY EXCHANGE RATE RISK
-----------------------------------
The Euro is the functional currency of our subsidiaries in France, Germany and Switzerland. The Yen is the functional currency of our subsidiary in Japan. We maintain cash balances denominated in currencies other than the U.S. Dollar in order to meet minimum operating requirements of our foreign subsidiaries.

We have limited involvement with derivative financial instruments and do not use them for trading purposes. Derivatives are used to manage well-defined foreign currency risks. We enter into forward exchange contracts to hedge the value of recorded short-term receivables and payables denominated in a foreign currency. Accordingly, the impact of exchange rates on the forward contracts will be substantially offset by the impact of such changes on the underlying transactions. The effect of an immediate 10 percent change in exchange rates on the forward exchange contracts and the underlying hedged positions denominated in foreign currencies would not be material to our financial position or the results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedule listed in Item 14(a)(1) and (2) are included in this Report beginning on Page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by Item 401 of Regulation S-K is included under the captions "Election of Directors" and "Management" in the Company's Proxy Statement to be used in connection with the Company's 2001 annual meeting of shareholders to be held on or about May 22, and is incorporated herein by reference. The information required by Item 405 of Regulation S-K is included under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be used in connection with the Company's 2001annual meeting of shareholders to be held on or about May 22, and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item is included under the caption "Executive Compensation" in the Company's Proxy Statement to be used in connection with the Company's 2001 annual meeting of shareholders to be held on or about May 22, and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption "Stock Owned by Management and Principal Shareholders" in the Company's Proxy Statement to be used in connection with the Company's 2001 annual meeting of shareholders to be held on or about May 22, and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption "Certain Transactions and Relationships" in the Company's Proxy Statement to be used in connection with the Company's 2001 annual meeting of shareholders to be held on or about May 22, and is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

   (1)      Financial Statements and Supplementary Data

      The documents and schedule listed below are filed as part of this report on the pages indicated:

                                                             PAGE
        Report of Independent Public Accountants             F-1
        Consolidated Statements of Operations                F-2
        Consolidated Balance Sheets                          F-3
        Consolidated Statements of Shareholders' Equity      F-4
        Consolidated Statements of Cash Flows                F-5
        Notes to Consolidated Financial Statements           F-6
        Selected Quarterly Financial Data                    F-20-F-21

   (2)      Financial Statement Schedules

      The documents and schedule listed below are filed as part of this report on the pages indicated:

                                                                PAGE
        Schedule II -- Valuation and Qualifying Accounts        F-22
        Report of Independent Public Accountants on Financial
        Statements Schedule                                     F-23

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

   10.11. Amended Corporate Services Agreement between Integrated Measurement Systems, Inc. and Cadence Design Systems, Inc. Incorporated by reference to Exhibit 10.16 of the
            Company's    Registration    Statement   on   Form   S-1
            (Registration No. 333-20495)
   10.12.   Second   Amendment  to  Joint  Sales  Agency   Agreement
            between  Integrated   Measurement   Systems,   Inc.  and
            Cadence Design Systems,  Inc.  Incorporated by reference
            to   Exhibit   10.17  of  the   Company's   Registration
            Statement on Form S-1 (Registration No. 333-20495)
   10.13. Integrated Measurement Systems, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
   10.14.   Lease  Agreement,  dated  September  22,  1997,  between
            Integrated   Measurement   Systems,   Inc.  and  Spieker
            Partners, LP, a limited partnership. Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
   10.15. Rights Agreement, dated as of March 25, 1998, between Integrated Measurement Systems, Inc. and ChaseMellon Shareholder Services, L.L.C. including the Articles of Amendment creating the Series A Participating Preferred Stock of Integrated Measurement Systems, Inc., the form
            of  Rights   Certificate   and  the  Summary  of  Rights
            attached  thereto as Exhibits A, B and C,  respectively.
            Incorporated   by   reference  to  Exhibit  4.1  of  the
            Company's Report on Form 8-K filed March 26, 1998.
   10.16. Amended and Restated Shareholder Agreement, dated as of March 25, 1998, between Integrated Measurement Systems, Inc. and Cadence Design Systems, Inc. Incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-K filed March 26, 1998.
   10.17.   Renewal of Line of Credit  Agreement with US Bank, dated
            April 30, 2000.*
   21.      List of Subsidiaries of the Company*
   23.1.    Consent of Arthur Andersen LLP*

---------------------
   * File Herewith

(b)   Reports on Form 8-K

   No report on Form 8-K was filed during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

INTEGRATED MEASUREMENT SYSTEMS, INC.


By    /s/  FRED HALL
     -------------------------------

Fred Hall
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 30th day of March, 2000.


      Signature                     Title

/s/  KEITH L. BARNES          Chief Executive Officer and Chairman of the Board
-----------------------       (Principal Executive Officer)
Keith L. Barnes

/s/  FRED HALL                Chief Financial Officer (Principal Financial
-----------------------       and Accounting Officer)
Fred Hall

/s/  MIKE BOSWORTH            Director
-----------------------
Mike Bosworth

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

/s/  MILTON R. SMITH          Director
-----------------------
Milton R. Smith

/s/  JAMES E. SOLOMON         Director
-----------------------
James E. Solomon

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF INTEGRATED  MEASUREMENT SYSTEMS,
INC.:

   We have audited the accompanying consolidated balance sheets of Integrated Measurement Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Measurement Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. As explained in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for systems revenues based on guidance provided in the SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

                                       ARTHUR ANDERSEN LLP

Portland, Oregon
January 23, 2001

                    INTEGRATED MEASUREMENT SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)

                                                       Year Ended December 31,
                                                    -----------------------------
                                                       2000      1999      1998
                                                    ---------  --------  --------
REVENUES
   Systems                                          $  58,387  $ 41,125  $ 22,318
   Software                                             6,797     5,840     4,632
   Service                                             10,029     9,105     9,747
                                                    ---------  --------  --------
    Net revenues                                       75,213    56,070    36,697
                                                    ---------  --------  --------
COST OF REVENUES
   Systems                                             23,235    15,863     9,993
   Software                                             1,297       823       707
   Service                                              4,249     4,510     4,132
                                                    ---------  --------  --------
    Total cost of revenues                             28,781    21,196    14,832
                                                    ---------  --------  --------
    GROSS MARGIN                                       46,432    34,874    21,865

OPERATING EXPENSES
   Research, development and engineering                9,767     8,362     6,763
   Selling, general and administrative                 22,689    19,138    17,781
   Acquisition and restructuring                            -         -     1,908
                                                    ---------  --------  --------
    Total operating expenses                           32,456    27,500    26,452
                                                    ---------  --------  --------
    OPERATING INCOME (LOSS)                            13,976     7,374    (4,587)

Interest income                                         1,708       766       824
Other income (expense), net                               (52)       68       (64)
                                                    ---------  --------  --------
Income (loss) before provision for (benefit from)
  income taxes and cumulative effect of
  accounting change                                    15,632     8,208    (3,827)

Provision for (benefit from) income taxes               5,315     2,627      (496)
                                                    ---------  --------  --------
Income (loss) before cumulative effect of
 accounting change                                     10,317     5,581    (3,331)
Cumulative effect of accounting change                 (7,317)        -         -
                                                    ---------  --------  --------
    NET INCOME (LOSS)                               $   3,000  $  5,581  $ (3,331)
                                                    =========  ========  ========

BASIC EARNINGS (LOSS) PER SHARE:

   Income (loss) before cumulative effect of
    accounting change                               $    1.31  $   0.74  $  (0.44)
   Cumulative effect of accounting change               (0.93)        -         -
                                                    ---------  --------  --------
   Net income (loss)                                $    0.38  $   0.74  $  (0.44)
                                                    =========  ========  ========

DILUTED EARNINGS (LOSS) PER SHARE:
   Income (loss) before cumulative effect of
    accounting change                               $    1.20  $   0.70  $  (0.44)
   Cumulative effect of accounting change               (0.85)        -         -
                                                    ---------  --------  --------
   Net income (loss)                                $    0.35  $   0.70  $  (0.44)
                                                    =========  ========  ========
Shares used for basic earnings per share                7,846     7,492     7,496
                                                    =========  ========  ========
Shares used for diluted earnings per share              8,573     7,980     7,496
                                                    =========  ========  ========

PRO FORMA AMOUNTS ASSUMING SAB101 IS APPLIED
 RETROACTIVELY:
   Net income (loss)                                        -   $ 3,033   $(3,850)
    Basic earnings (loss) per share                         -   $  0.40   $ (0.51)
    Diluted earnings (loss) per share                       -   $  0.38   $ (0.51)

  The accompanying notes are an integral part of these consolidated statements.

                      INTEGRATED MEASUREMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)


                                                                December 31,
                                                         ------------------------
                                                            2000           1999
                                                         ----------     ----------
ASSETS
Current Assets:
   Cash and cash equivalents                              $  18,312     $   7,507
   Short-term investments                                    23,215        15,117
   Trade receivables, less allowance for doubtful
    accounts of $376 and $257                                11,480        13,956
   Inventories, net                                          10,984        13,176
   Inventories at customer sites                              2,937             -
   Deferred income taxes                                      3,808         2,662
   Income taxes receivable                                    1,247             -
   Prepaid expenses and other current assets                  4,425         3,453
                                                          ---------     ---------
    Total current assets                                     76,408        55,871

Property, plant and equipment, net                           10,121        10,737
Service spare parts, net                                      3,125         2,986
Software development costs, net                               3,519         3,915
Other assets, net                                               427           915
                                                          ---------     ---------
    Total assets                                          $  93,600     $  74,424
                                                          =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                       $   2,280     $   1,512
   Payable to Cadence, net                                       92            27
   Accrued compensation                                       2,076         2,608
   Accrued warranty                                           1,290         1,182
   Deferred systems revenue                                  10,603             -
   Other deferred revenue                                     3,103         2,193
   Other current liabilities                                  2,293           947
   Income taxes payable                                           -           818
   Capital lease obligations - current                          213           149
                                                          ---------     ---------
    Total current liabilities                                21,950         9,436

Deferred income taxes                                         1,357         1,390
Capital lease obligations, net of current portion                 -           213
Deferred compensation                                         1,772         1,565

Shareholders' Equity:
   Preferred stock, $0.01 par value, 10,000,000
    shares authorized; none issued and outstanding                -             -
   Common stock, $0.01 par value, 15,000,000 shares
    authorized; 7,935,320 and 7,588,600 shares
    issued and outstanding                                       79            76
   Additional paid-in capital                                45,871        42,173
   Retained earnings                                         22,571        19,571
                                                          ---------     ---------
    Total shareholders' equity                               68,521        61,820
                                                          ---------     ---------
    Total liabilities and shareholders' equity            $  93,600    $   74,424
                                                        ============  ============

  The accompanying notes are an integral part of these consolidated statements.

                      INTEGRATED MEASUREMENT SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                          Additional               Total
                                          Common Stock     Paid-in    Retained  Shareholders'
                                         Shares   Amount   Capital    Earnings    Equity
                                        --------  -------  ---------  ---------  ------------
BALANCE, DECEMBER 31, 1997                7,521   $   75   $40,037    $17,321    $57,433
   Repurchases of common stock             (151)      (2)   (1,153)         -     (1,155)
   Stock issued under employee stock
    plans                                    56        1       594          -        595
   Net loss                                   -        -         -     (3,331)    (3,331)
                                        --------  -------  --------   ---------  ------------
BALANCE, DECEMBER 31, 1998                7,426       74    39,478     13,990     53,542
   Stock issued under employee stock
    plans                                   163        2     1,015          -      1,017
   Tax benefit from Cadence and IMS
    stock options                             -        -     1,680          -      1,680
   Net income                                 -        -         -      5,581      5,581
                                        --------  -------  --------   ---------  ------------
BALANCE, DECEMBER 31, 1999                7,589       76    42,173     19,571     61,820
   Repurchases of common stock              (39)      (1)     (554)         -       (555)
   Stock issued under employee stock
    plans                                   385        4     2,898          -      2,902
   Tax benefit from Cadence and IMS
    stock options                             -        -     1,354          -      1,354
   Net income                                 -        -         -      3,000      3,000
                                        --------  -------  --------   ---------  ------------
BALANCE, DECEMBER 31, 2000                7,935   $   79   $45,871    $22,571    $68,521
                                        ========  =======  ========   =========  ============

  The accompanying notes are an integral part of these consolidated statements.

                      INTEGRATED MEASUREMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                     Year Ended December 31,
                                                 ----------------------------------
                                                  2000         1999         1998
                                                --------     --------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $  3,000     $  5,581    $ (3,331)
   Adjustments to reconcile net income
    (loss) to cash provided by (used in)
    operating activities:
     Cumulative effect of accounting change        7,317            -           -
     Depreciation and amortization                 6,916        5,881       4,247
     Acquired in-process research &
       development                                     -            -         861
     Deferred compensation                           207          411         324
     Provision for (benefit from) deferred
       income taxes                                2,658          400        (518)
     Income tax benefit from IMS and Cadence
       stock options                               1,354        1,680           -
   (Increase) decrease in assets:
     Trade receivables, net                        2,476           21      (3,395)
     Receivable from/payable to Cadence, net          65         (479)        725
     Inventories, net                              4,595        1,767      (3,505)
     Prepaid expenses and other current assets      (241)      (1,072)         47
   Increase (decrease) in liabilities:
     Accounts payable and accrued liabilities      1,690          999         679
     Deferred revenue                             (5,712)         185          10
     Income taxes payable/receivable              (2,065)         621         533
                                                --------     --------    --------
     Net cash provided by (used in) operating
       activities                                 22,260       15,995      (3,323)
                                                --------     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of PerformIC                            -            -      (1,194)
   Sale of short-term investments                 11,300        2,122       6,581
   Purchases of short-term investments           (19,398)      (9,609)     (5,840)
   Purchases of equipment and service spare
     parts                                        (4,022)      (3,129)     (7,110)
   Software development costs capitalized         (1,533)      (1,873)     (2,442)
                                                --------     --------    --------
     Net cash used in investing activities       (13,653)     (12,489)    (10,005)
                                                --------     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under capital leases          (149)        (395)       (197)
   Repurchase of common stock                       (555)           -      (1,155)
   Proceeds from employee stock plans              2,902        1,017         595
                                                --------     --------    --------
     Net cash provided by (used in) financing
       activities                                  2,198          622        (757)
                                                --------     --------    --------

Net increase (decrease) in cash and cash
  equivalenents                                   10,805        4,128     (14,085)
Beginning cash and cash equivalents balance        7,507        3,379      17,464
                                                --------     --------    --------
Ending cash and cash equivalents balance        $ 18,312     $  7,507    $  3,379
                                                =========   ==========  ==========


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
  ACTIVITIES:
   Purchases of assets through capital leases   $      -     $      -    $    621
                                                =========   ==========  ==========
   Acquisition of PerformIC                     $      -     $      -    $    125
                                                =========   ==========  ==========


OTHER SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Income taxes refunded                        $  3,273     $    100    $    512
                                                =========   ==========  ==========
   Interest paid                                $    (24)    $    (45)   $    (35)
                                                =========   ==========  ==========


  The accompanying notes are an integral part of these consolidated statements.

                      INTEGRATED MEASUREMENT SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (All numerical references are in thousands, except percentages, share data and per share data)


1. COMPANY BACKGROUND:

Integrated Measurement Systems, Inc. (the Company or IMS) commenced operations in August 1983. The Company was independent until acquired by Valid Logic in 1989. In 1991, Valid Logic merged with Cadence Design Systems, Inc. (Cadence) in a transaction accounted for as a pooling. From that time until July 21, 1995, the Company was a wholly owned subsidiary of Cadence.

In July 1995, the Company successfully completed an initial public offering of its common stock. A total of 2,990,000 shares were sold, consisting of 375,000 shares issued by the Company and 2,615,000 shares sold by Cadence. In February 1997, the Company issued 700,000 additional shares of common stock, and Cadence sold 950,000 shares of the Company's common stock in a registered public stock offering. Net proceeds to the Company amounted to $13,400. At December 31, 2000, Cadence owned 32% of the outstanding common stock of the Company, with the remaining 67% publicly owned.

The Company is engaged in designing, developing, manufacturing, marketing and servicing high-performance engineering integrated circuits (IC) validation systems and software to test and measure the performance of complex electronic devices. In addition, the Company develops, markets and supports a line of Virtual Test Software that permits design and test engineers to automate test program development and to conduct simulated tests of electronic device designs prior to the fabrication of a prototype of the actual device.

The Company markets and supports its products worldwide through a network of direct sales force personnel and independent distributors.

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

USE OF ESTIMATES
The preparation of financial statements in conformance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS
Certain reclassifications have been made in the accompanying financial statements for 1998 to conform with the 1999 and 2000 presentation.

REVENUE RECOGNITION

Revenues are derived from sales of systems, licenses of stand alone software, and sales of maintenance and other services.

Effective January 1, 2000, the Company changed its method of accounting for systems revenues based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Where our customers require final acceptance tests to be performed at their site, and withhold a portion of the purchase price until the final acceptance tests have been passed, systems revenues are generally recognized upon final customer acceptance. In those instances where we are delivering multiple systems to a single customer for similar applications with identical acceptance criteria, revenues for systems after initial deliveries are recognized upon shipment. For all other systems sales, revenues are recognized as the product ships and title passes, and when no significant obligations remain. Billings in advance of revenue recognition are recorded as deferred revenues and the related costs are recorded as inventory at customer sites and as deferred commissions. Warranty and any remaining installation costs are accrued upon recognition of the systems revenue. Prior to 2000, systems revenues were generally recognized as product shipped (title passed) and no significant obligations remained.

Revenue from licenses of stand-alone software is recognized when a non-cancelable license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. When the license arrangement includes more than one product, including maintenance services, revenue for the transaction is allocated based on the fair values of the products included. Amounts allocated to maintenance services are recorded as deferred revenue and recognized ratably over the maintenance period.

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

INVESTMENTS
The Company accounts for its investments in accordance with the Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Under the provisions of SFAS 115, the Company is required to classify and account for its security investments as trading securities, securities available for sale or securities held to maturity depending on the Company's intent to hold or trade the securities at the time of purchase. The Company's short-term investments are placed with high credit-quality financial institutions or in short-duration, high quality debt securities. The Company limits the amount of credit exposure in any one institution or type of investment instrument. As of December 31, 2000, the Company's short-term investments consisted of debt securities issued by the Federal government and agencies of the United States, and high-quality corporate and financial institution obligations. All debt securities are available for sale and are carried on the balance sheet at fair market value, with the change in unrealized gain or loss included in Shareholders' Equity. The unrealized gain on the Company's investments in debt securities at December 31, 2000 and 1999, was not material.

INVENTORIES
Inventories, consisting principally of computer hardware, electronic sub-assemblies and test equipment, are valued at the lower of cost (first-in, first-out) or market. Costs used for inventory valuation purposes include material, labor and manufacturing overhead.

                                                                 DECEMBER 31,
                                                              ----------------
                                                                2000     1999
                                                              -------- -------
Raw materials                                                 $6,183   $7,443
Work-in-progress                                               2,576    2,184

Finished goods                                                 2,225     3,549
Inventories at customer sites                                  2,937        --
                                                             --------  -------
Total inventories                                            $13,921   $13,176
                                                             ========  =======

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

                                                                  DECEMBER 31,
                                                              ------------------
                                                                2000      1999
                                                              -------   --------
Leasehold improvements                                         $  398    $  395
Computer equipment and software                                 6,745     6,185
Manufacturing and test equipment                                5,704     4,918
Demonstration equipment                                        13,882    12,697
Office furniture and equipment                                  1,221     1,167
                                                              -------   --------
                                                               27,950    25,362

Less accumulated depreciation                                 (17,829)  (14,625)
                                                              -------   --------

Net property, plant and equipment                             $10,121   $10,737
                                                              =======   ========

SERVICE SPARE PARTS
Service spare parts consist of electronic components used to service IC validation systems for which the Company has entered into equipment maintenance agreements with customers. The Company classifies its service spare parts as non-current assets to reflect the long-term use of such parts in the Company's service business. These assets are not held for sale, diminish in value in a reasonably predictable manner, and therefore are subject to depreciation. Depreciation of the Company's service spare parts is computed on a straight-line basis over the estimated useful lives of the assets, generally eight years, and charged to Cost of Service Revenues in the accompanying Consolidated Statements of Operations. Cost and accumulated depreciation of service spare parts are as follows:

                                                                DECEMBER 31,
                                                             -----------------
                                                              2000      1999
                                                             -------  -------
Service spare parts, at cost                                 $5,078   $5,736
Less accumulated depreciation                                (1,953)  (2,750)
                                                             -------  -------

Net service spare parts                                      $3,125   $2,986
                                                             =======  =======

RESEARCH, DEVELOPMENT AND ENGINEERING COSTS
Research, development and engineering costs are expensed as incurred.

SOFTWARE DEVELOPMENT COSTS
The Company capitalizes certain software development costs incurred once technological and economic feasibility of the product has been demonstrated. These capitalized costs are amortized over the estimated economic life of the related product, generally three years, computed principally on a straight-line basis. Amortization is included in Cost of Software Revenues in the accompanying Consolidated Statements of Operations. The Company capitalized software development costs amounting to $1,533, $1,873 and $2,442 in 2000, 1999 and 1998, respectively. Related amortization expense of $1,918, $1,415 and $748 was recorded in 2000, 1999 and 1998, respectively.

                                                               DECEMBER 31,
                                                            -----------------
                                                              2000     1999
                                                            --------  -------
Software development costs                                  $8,329    $10,616
Less accumulated amortization                               (4,810)    (6,701)
                                                            --------  -------
Net software development costs                              $3,519    $ 3,915
                                                            ========  =======

INCOME TAXES
The Company accounts for income taxes under the asset and liability method as defined by the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS 109). Under this method, deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement and tax balances of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

STOCK-BASED COMPENSATION PLANS
The Company accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

EARNINGS PER SHARE
The Company calculates earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the period, calculated using the treasury stock method as defined in SFAS 128. The Company's common stock equivalents consist of dilutive shares issuable upon the exercise of outstanding common stock options. There are no differences in net income (loss) used for basic and diluted earnings (loss) per share. Following is a reconciliation of basic EPS and diluted EPS:

(In thousands, except
 per share amounts)                         YEAR ENDED DECEMBER 31,
                    ------------------------------------------------------------------------
                           2000                        1999                   1998
                    ----------------------- ------------------------ -----------------------
                                      PER                      PER                       PER
                                     SHARE                    SHARE     INCOME          SHARE
                    INCOME   SHARES  AMOUNT   INCOME  SHARES  AMOUNT    (LOSS)  SHARES  AMOUNT
                    ------------------------ ------------------------ -----------------------
BASIC EPS
Income (loss)       $3,000   7,846    $0.38   $5,581  7,492    $0.74   $(3,331)  7,496  $(0.44)
                                     ======                    ======                   =======
Effect of
  dilutive stock
  options               --     727                --    488                 --      --
                     --------------            -------------             -------------
DILUTED EPS
Income (loss)       $3,000   8,573    $0.35   $5,581  7,980    $0.70   $(3,331)  7,496  $(0.44)
                                      ======                  ======                    =======

The number of options to purchase shares of common stock that were excluded from the table above as the effect would have been anti-dilutive were as follows:


                                                 YEAR ENDED DECEMBER 31,
                                        ------------------------------------------
                                           2000           1999            1998
                                        -----------    ------------    -----------
Number of shares of anti-dilutive        115,596         82,920        1,706,617
options

                                      F-9

COMPREHENSIVE INCOME
In July 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The statement was effective for the Company's fiscal year ending December 31, 1998. SFAS 130 sets standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The only non-owner changes in equity recorded by the Company have been unrealized holding gains/losses on short-term investment securities classified as available-for-sale under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and foreign currency translation adjustment resulting from translation of subsidiary financial statements into U.S. dollars from the functional currencies in which the subsidiary financial statements are maintained. These non-owner changes in equity were not material, and therefore are not reported separately in the accompanying consolidated financial statements. The accumulated unrealized gains/losses on short-term investments and foreign currency translation adjustment are included in Additional Paid-in Capital in the accompanying Consolidated Balance Sheets.

CHANGE IN ACCOUNTING PRINCIPLE
The Company implemented SAB 101, in the fourth quarter of 2000, with an effective date of January 1, 2000. The cumulative effect of this accounting change prior to January 1, 2000 was $7,317 on an after-tax basis and was recorded as an adjustment to net income in 2000. The cumulative effect on basic and diluted earnings per share was a reduction of per share earnings of $0.93 and $0.85, respectively, for the year ended December 31, 2000.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 137) in June 1999. SFAS 133 and SFAS 137 require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in the derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. SFAS 133 is effective for fiscal years beginning after June 15, 2000, and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998 (effective dates noted are as amended by SFAS 137). In June 2000, the FASB issued SFAS No. 138, which amended certain guidance within SFAS 133. The Company will adopt these standards for fiscal 2001. The effect of adopting these standards is not expected to have a material effect on the Company's financial position or its results of operations.

The Company enters into foreign currency forward contracts (forward contracts) to manage exposure related to certain foreign currency transactions. All outstanding forward contracts at the end of the period are marked-to-market, with unrealized gains and losses included in net income as a component of other income, net. The Company may, from time to time, adjust its foreign currency hedging positions by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments typically result from changes in the underlying foreign currency exposures. Realized gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. The Company had outstanding forward contracts with notional amounts totaling approximately $850 and $1,478 at December 31, 2000 and December 31, 1999, respectively. These contracts, which mature within 45 days of year-end, are hedges of certain foreign currency transaction exposures in the British pound sterling, Euro, and Japanese yen. The estimated fair value of the contracts at December 31, 2000 and 1999 was negligible.

3.    ACQUISITION AND RESTRUCTURING:

On September 3, 1998, the Company acquired all of the assets of PerformIC for a cash price of $1,319. In addition, royalties are payable on future revenues derived from the acquired technology for up to three years from the date of acquisition. PerformIC, located in Dresden, Germany, is a developer of technologies aimed at addressing the engineering test needs of memory manufacturers. The transaction was accounted for as a purchase.

In connection with the purchase, the Company allocated the purchase price to inventory, purchased technology assets, and acquired in-process research and development. The value assigned to in-process research and development represented research and development efforts in process at the acquisition date for which technological feasibility had not yet been established and which had no alternative future uses. The significant project in process at the acquisition date was the development of a memory engineering test station. The value was determined by estimating the costs to further develop the acquired in-process technology into a commercially viable product, estimating the resulting net cash flows from the product, and discounting the net cash flows back to their present value. The discount rate used took into account the uncertainty surrounding the successful development of the acquired in-process technology. The net cash flows resulting from the acquired project used to value the purchased research and development were based on management's estimates of revenue, cost of revenue, research and development costs, selling, general and administrative costs, and income taxes from such projects. The revenue projections were based on the potential market size that the project addresses, the Company's ability to gain market acceptance in these segments, and the life cycle of this in-process technology.

The successful development of the acquired in-process technology is subject to a high degree of business risk including the risk of failure to achieve technological feasibility, risk associated with procurement of sufficient human resources necessary to complete the development of the acquired technology, market acceptance risk, risk of competition from other third-party products, and risks associated with the useful life and profitability level of the product developed from the acquired in-process technology.

At the time of the acquisition, the in-process technology under development was expected to be commercially viable in late 1999. Expenditures to complete the acquired project were initially expected to total approximately $2.5 million. The nature of efforts required to develop the purchased in-process technology into a commercially viable product principally related to the completion of all planning, designing, prototyping, verification and testing activities that were necessary to establish that the product can be produced to meet design specifications, including functions, features, technical performance requirements and cost. During 1998 and 1999, the Company invested approximately $300 and $1.6 million, respectively, in related research and development efforts necessary to complete the initial commercially feasible version of the memory engineering test station product. Additionally, the Company is incurring, and will continue to incur, expenditures for continuing research and development related to the memory engineering test station developed from the acquired technology.

In accordance with accounting principles generally accepted in the United States, a charge for acquired in-process research and development of $861 relating to the acquired project has been reflected in the accompanying Consolidated Statements of Operations.

Pro forma combined statement of operations data for the years ended December 31, 1998 was not materially different from results presented in the accompanying Consolidated Statements of Operations.

During the second half of 1998, the Company implemented a restructuring plan, including a reduction in the Company's worldwide employee headcount by approximately 14%, the termination of certain international distributor agreements, and the establishment of direct sales operations in Europe and Asia. The restructuring charge of $3,088 consisted of payments in connection with the termination of distributors, costs to set up direct international operations as a result of the expiration of a support agreement with Cadence, employee severance, write downs of inventory made obsolete and disposed of as a result of a strategic decision to discontinue the use of certain technology used in the manufacture of the Company's IC validation systems in favor of technology which is more compatible with that to be utilized in the product developed from the technology acquired from PerformIC, and associated legal and consulting costs. Employee severance was accrued for the termination of 24 sales, engineering, and administrative employees located in the U.S. with the exception of one employee located in Europe. Charges affecting inventories of $2,041 have been classified as systems cost of revenue in the accompanying Consolidated Statements of Operations. The remainder of the restructuring charge of $1,047 was recorded as operating expense.

The following is an analysis of the restructuring charge recorded for the year ended December 31, 1998:

  Inventory write-downs                             $2,041
  Employee severance                                   424
  Distributor termination costs & other                623
                                                 ----------

  Total                                             $3,088
                                                 ==========

As indicated in the following analysis of the accrued liability arising from the accrual of restructuring charges in 1998, all of the restructuring costs were paid in 1998 and early 1999:

                                           Adjustments
                                            to Costs
                               Beginning      and                    Ending
                                Balance     Expenses    Deductions   Balance
                               ---------------------------------------------
YEAR ENDED DECEMBER 31, 1998:
Inventory write-downs          $       -- $     2,041 $   (2,041) $     --
Employee severance                     --         424       (128)      296
Distributor termination costs
& other                                --         623       (380)      243

YEAR ENDED DECEMBER 31, 1999:

Inventory write-downs          $       -- $        -- $        -- $     --
Employee severance                    296          --       (296)       --
Distributor termination costs
& other                               243          --       (243)       --

4. CAPITAL LEASE OBLIGATIONS:


The Company leases certain equipment under capital lease agreements, which are secured by the related assets. A schedule of future minimum lease payments under capital lease agreements as of December 31, 2000 is as follows:

Total minimum payments (all due in 2001)                   $  222
Amount representing interest                                   (9)
                                                           -------
Present value of future minimum lease payments (all
  current)                                                 $  213
                                                           =======


5. COMMITMENTS:

The Company leases its facilities and certain equipment under operating leases that expire from 2001 to 2005. The approximate future minimum lease payments under these operating leases at December 31, 2000 are as follows:

2001                                                    $1,587
2002                                                     1,426
2003                                                     1,355
2004                                                       257
2005                                                        21

Rent expense was approximately $1,564, $1,201 and $1,385 for the years ended December 31, 2000, 1999 and 1998, respectively.

6. LINE OF CREDIT:

The Company has a committed revolving line of credit with a bank allowing maximum borrowings of $10,000. The Company can borrow, with interest at the bank's prime lending rate, or if lower, at certain margins above bankers' acceptance on inter-bank offering rates. There have been no borrowings against the line of credit to date. Certain financial covenants are included in this agreement, which the Company was in compliance with at December 31, 2000. The line of credit is renewable April 30, 2001.

7. EMPLOYEE SAVINGS PLANS:

The Company has a profit sharing plan and trust that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the terms of the plan, the employees of the Company may make voluntary contributions to the plan as a percentage of compensation, but not in excess of the maximum allowed under the Code. Employees become eligible to participate in the plan on the first day of the calendar quarter following date of hire. The Company has not matched employee contributions. Effective in 2000, the Company began contributing to the plan in an amount up to 3% of each eligible employee's base compensation, subject to the Company's achievement of targeted operating income levels.

On July 1, 1996, the Company implemented an Executive Deferred Compensation Plan (the Plan) for the purpose of providing eligible employees with a program for deferring compensation earned during employment. The Plan is intended to constitute an unfunded deferred compensation arrangement for the benefit of certain highly compensated employees of the Company. Under the terms of the Plan, eligible employees of the Company may make voluntary contributions to the Plan as a percentage of compensation, but not in excess of limitations stated in the Plan. The Company has invested these voluntary contributions in a variety of investment funds for the intended use of paying plan benefits when participating employees become eligible to receive such benefits under the terms of the Plan. These investments have been included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. The Company currently does not match employee contributions and does not intend to do so in the near future.

8. EMPLOYEE AND DIRECTOR STOCK PLANS:

In May 1995, the Company adopted the 1995 Stock Incentive Plan (the 1995 Plan) pursuant to which 2,587,000 shares of the Company's common stock have been reserved for issuance. Options under the 1995 Plan generally vest ratably over a four-year period from the date of grant, expire ten years from the date of grant, and are exercisable at prices generally not less than the fair market value at the grant date. During 1998, the Company cancelled and reissued, with modified vesting provisions, certain incentive stock options granted to employees. The reissued options were granted at fair market value on the date of reissuance and have been reflected in the table below as cancellations and new grants. These options generally vest ratably over four years from the date of the reissuance. No option grants were cancelled and reissued during 1999 or 2000.

In May 1995, the Board of Directors approved the adoption of the 1995 Stock Option Plan for Nonemployee Directors (the Nonemployee Director Plan) pursuant to which 250,000 shares of the Company's common stock have been reserved for issuance. The Nonemployee Director Plan covers directors who are not employees of the Company. The Nonemployee Director Plan allows for the automatic grant of 10,000 options upon becoming a director and 3,000 options annually thereafter. To-date, grants have been made at fair market value on the date of grant. These options vest ratably over three years from the date of grant and expire ten years from the date of grant. Since consummation of the Company's initial public offering, 75,000 stock options have been awarded under the Nonemployee Director Plan. No stock options have been awarded under the Nonemployee Director Plan during 1998, 1999, or 2000.

In December 2000, the Board of Directors approved the adoption of the 2000 Nonqualified Stock Option Plan (the 2000 Plan) pursuant to which 750,000 shares of the Company's common stock have been reserved for issuance.

Options under the 2000 Plan generally vest ratably over a four-year period from the date of grant, expire ten years from the date of grant, and are exercisable at prices generally not less than the fair market value at the grant date. During 2000, the Company granted 157,500 stock options under the 2000 Plan.

In May 1996, the shareholders approved the adoption of the 1995 Employee Stock Purchase Plan (the "ESPP") pursuant to which 450,000 shares of the Company's common stock have been reserved for issuance to participating employees, of which 208,227 shares have been issued as of December 31, 2000. Eligible employees may elect to contribute up to 10 percent of their cash compensation during each pay period. The ESPP formerly provided for two semiannual offering periods, beginning February 1 and August 1 of each year. Effective February 1, 2000, the Company amended the ESPP to extend the offering period from six months to twenty-four months. During the offering periods, participants accumulate funds in an account via payroll deduction. At the end of each offering period, the purchase price is determined and the accumulated funds are used to automatically purchase shares of the Company's common stock. The purchase price per share is equal to 85 percent of the lower of the fair market value of the common stock (a) on the Enrollment Date of the offering period or (b) on the date of the purchase.

During 1995, the Financial Accounting Standards Board issued SFAS 123 which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed in APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

The Company has elected to account for its stock-based compensation plans under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted and shares issued pursuant to the ESPP during 2000, 1999, and 1998 using the Black-Scholes option-pricing model as prescribed by SFAS 123, using the following weighted average assumptions:


                                                    YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                     2000     1999      1998
                                                    -------- -------- -------
  Risk-free interest rate                            5.75%    5.50%    5.00%
  Expected dividend yield                             0%       0%        0%
  Expected life                                     5 years  4 years  4 years
  Expected volatility                                 94%      77%      77%


Using the Black-Scholes methodology, the total value of options granted during 2000, 1999 and 1998 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over four years. If the Company had accounted for these plans in accordance with SFAS 123, the Company's net income (loss) and net income (loss) per share would have changed as reflected in the following pro forma amounts:

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                      2000     1999     1998
                                                    -------- -------  -------
 Net income (loss):
   As reported                                      $ 3,000   $5,581  $(3,331)
   Pro forma                                        $   724   $3,411  $(5,588)
 Basic earnings (loss) per share:
   As reported                                      $  0.38  $  0.74  $ (0.44)
   Pro forma                                        $  0.09  $  0.46  $ (0.75)
 Diluted earnings (loss) per share:
   As reported                                      $  0.35  $  0.70  $ (0.44)
   Pro forma                                        $  0.08  $  0.43  $ (0.75)

Options are generally issued with an exercise price equal to the price of the closing trade on the Nasdaq National Market on the date of issuance.

A summary of the activity under the Company's stock option plans and changes is presented in the following table:

                                          YEAR ENDED DECEMBER 31,
                         --------------------------------------------------------------
                                2000                1999                  1998
                         ------------------  -------------------  ---------------------
                                     WTD.                  WTD.                  WTD.
                                     AVG.                  AVG.                  AVG.
                                     EX.                   EX.                   EX.
                           SHARES    PRICE      SHARES     PRICE      SHARES     PRICE
                         ---------  --------  ----------  --------  ----------  --------
Options outstanding at
  beginning of year      1,868,923  $   7.77   1,706,617   $7.35    1,308,118    $11.43
Granted                    936,375     12.92     440,212    9.46    2,655,742      8.01
Exercised                 (354,217)     7.30     (97,124)   8.00       (3,293)     9.40
Cancelled                  (80,133)     8.96    (180,782)   7.61   (2,253,950)    10.54
                         ---------  --------  ----------  --------  ----------  --------
Options outstanding at
  end of year            2,370,948  $   9.84   1,868,923   $7.77     1,706,61    $ 7.35
                         =========  ========  ==========  ========  ==========  ========
Exercisable at end of
  year                     928,558  $   8.55     821,621   $7.73      209,284    $ 9.55
                         =========  ========  ==========  ========  ==========  ========
Shares issued under the
  ESPP                      31,503  $   9.78      65,525   $7.90       51,765    $ 8.49
                         =========  ========  ==========  ========  ==========  ========
Weighted average fair
  value of options
  granted                     --    $   9.48      --       $6.08          --     $ 4.81

Weighted average fair
  value of shares
  issued under the ESPP       --    $   4.27      --       $3.52          --     $ 3.40

The following table sets forth the exercise price range, number of shares outstanding at December 31, 2000, weighted average remaining contractual life, weighted average exercise price, number of exercisable shares and weighted average exercise price of exercisable options by groups of similar price and grant date:

                             OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
 ----------------   --------------------------------------  -------------------------
                                   WEIGHTED
                                    AVERAGE
                    OUTSTANDING    REMAINING    WEIGHTED                   WEIGHTED
    EXERCISE           SHARES     CONTRACTUAL   AVERAGE                    AVERAGE
      PRICE             AT           LIFE       EXERCISE    EXERCISABLE    EXERCISE
      RANGE           12/31/00      (YEARS)      PRICE        OPTIONS        PRICE
 ----------------   -----------   ------------ -----------  -----------  ------------
 $ 5.75-$ 6.25         237,595        7.7        $  6.21      124,915      $  6.23
 $ 7.00-$ 7.00         673,334        7.5        $  7.00      389,014      $  7.00
 $ 7.25-$ 9.00         625,264        8.6        $  8.24      224,982      $  8.64
 $ 9.25-$14.50         488,314        8.0        $ 12.62      145,138      $ 11.97
 $ 14.56-$23.00        346,441        9.1        $ 16.79       44,509      $ 17.10
                    -----------                             ----------
 Totals              2,370,948                                928,558
                    ===========                             ==========


As of December 31, 2000, employees of the Company also held approximately 49,507 Cadence stock options, under the original terms of their issuance. These options were granted to IMS employees by Cadence prior to 1995 (see Note 1). Upon exercise of Cadence options, proceeds equal to the option exercise price pass to Cadence, and there is no impact on the number of shares of Company stock outstanding.

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

10. INCOME TAXES:

The provision for (benefit from) income taxes consisted of the following components:

                                          YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         2000       1999       1998
                                       ---------  ---------  ---------
       Current:
         Federal                       $  2,168   $  2,161     $  --
         State                              471         15         10
         Foreign                             18         51         12
                                       ---------  ---------  ---------
                                          2,657      2,227         22

       Deferred                           2,658        400       (518)
                                       ---------  ---------  ---------
         Total                         $  5,315   $  2,627    $  (496)
                                       =========  =========  =========

The effective tax rate differs from the Federal Statutory Tax Rate as follows:

                                          YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         2000       1999       1998
                                       ---------  ---------  ---------
       Federal statutory tax rate        35.0%      34.0%      34.0%
       State taxes, net of Federal
         tax effect                       2.7        1.1       (1.7)
       Foreign tax rates                 (0.1)       0.2       (2.2)
       Research and development tax
         credits                         (0.3)      (2.2)       7.8
       Valuation allowance for
         deferred tax assets             (2.0)      (4.6)     (24.1)
       Other, net                        (1.3)       3.5       (0.8)
                                       ---------  ---------  ---------
         Total                           34.0%      32.0%      13.0%
                                       =========  =========  =========

Net deferred tax assets consist of the following tax effects relating to temporary differences:

                                                     DECEMBER 31,
                                                  --------------------
                                                    2000       1999
                                                  ---------  ---------
       Deferred tax assets:
         Inventory valuation                      $  806     $  912
         Accrued vacation and other compensation     642        524
         Book in excess of tax depreciation           89        148




         Allowance for doubtful accounts             136        148
         Accrued warranty                            505        396
         Deferred revenue                          1,958         --
         Tax credit carryforwards                     --        640
         Net operating loss carryforwards            185        823
                                                  ---------  ---------
         Gross deferred tax assets                 4,321      3,591
         Less valuation allowance                     --       (322)
                                                  ---------  ---------
                                                   4,321      3,269
                                                  ---------  ---------
       Deferred tax liabilities:
         Service spare parts valuation              (679)      (640)
         Software development costs               (1,191)    (1,357)
                                                  ---------  ---------
                                                  (1,870)    (1,997)
                                                  ---------  ---------
         Net deferred tax assets                  $2,451     $1,272
                                                  =========  =========


As of December 31, 2000, the Company had net operating loss carryforwards for income tax purposes of approximately $354. Such carryforwards will expire from 2003 to 2004 if not used by the Company to reduce income taxes payable in future periods.

For the years ended December 31, 2000 and 1999, income taxes payable have been reduced by $1,354 and $1,680, respectively, for the tax benefit from tax deduction of employee gains upon exercise of IMS and Cadence stock options. The tax benefit of the stock option deduction for 2000 and 1999 is reflected as an increase in Additional Paid-in Capital in the accompanying Consolidated Statements of Shareholders' Equity. The employee gains are generally not expenses of the Company for financial reporting purposes, and the exercise of Cadence stock options does not increase the number of shares of Company common stock outstanding.

11.  TRANSACTIONS WITH CADENCE:

In certain foreign markets, Cadence employees act as sales agents for the Company. The Company reimburses Cadence for related costs incurred on the Company's behalf, plus an administrative fee. Cadence provides facilities for certain domestic Company sales personnel. Charges for utilization of these facilities have been reflected in the accompanying Consolidated Statements of Operations as Selling, General and Administrative expense. For the years ended December 31, 2000, 1999 and 1998, the costs of the above services provided by Cadence totaled $535, $657 and $1,746, respectively. In 1998, the Company sold Virtual Test Software to Cadence for resale to Cadence customers in the amount of $1,176. No such sales were made to Cadence in 1999 or 2000.

12.  SEGMENT DISCLOSURES:

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during the fourth quarter of 1997. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the Executive Committee, which is comprised of the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and the Chief Technology Officer. The reported operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different markets. Certain internal operating groups have been aggregated in the Systems segment below, due to significant similarities in their products & services, production processes, markets & customers, and common distribution channels.

The Company's reportable operating segments include Systems and Virtual Test. The Systems segment designs, develops, manufactures, markets and services high-performance engineering IC validation systems and software to test and measure the performance of complex electronic devices. Virtual Test designs, develops, manufactures, markets and provides service and support for software tools to help test engineers to accelerate the generation of test programs, simulate the test environment, develop the test fixture and document the entire test process for complex electronic devices.

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

OPERATING SEGMENTS
------------------
                                   SYSTEMS   VIRTUAL TEST   OTHER    CONSOLIDATED
                                  ---------- ------------ ---------  ------------
1998
----
Segment net revenues               $32,788    $ 3,909     $   --     $36,697
Segment operating (loss) (a)       $(3,620)   $  (967)    $   --     $(4,587)
Identifiable segment assets (b)    $45,404    $ 3,225     $14,785    $63,414
Segment depreciation &
  amortization expense             $ 3,919    $   328     $   --     $ 4,247
Expenditure to acquire
  long-lived property              $ 8,036    $ 1,516     $   --     $ 9,552

1999
----
Segment net revenues               $52,788    $ 3,282     $   --     $56,070
Segment operating income (loss)    $ 8,788    $(1,414)    $   --     $ 7,374
Identifiable segment assets (b)    $41,944    $ 3,741     $28,739    $74,424
Segment depreciation &
  amortization expense             $ 5,101    $   780     $   --     $ 5,881
Expenditure to acquire
  long-lived property              $ 4,355    $   647     $   --     $ 5,002

2000
----
Segment net revenues               $71,597    $ 3,616     $   --     $75,213
Segment operating income (loss)    $15,956    $(1,980)    $   --     $13,976
Identifiable segment assets (b)    $39,340    $ 3,253     $51,007    $93,600
Segment depreciation &
  amortization expense             $ 5,537    $ 1,379     $   --     $ 6,916
Expenditure to acquire
  long-lived property              $ 4,254    $ 1,301     $   --     $ 5,555

(a) Systems operating loss includes the effect of the adjustment to write-off certain inventories made obsolete as a result of the acquisition of PerformIC.

(b) Other consists of cash & cash equivalents, short-term investments, income tax accounts, and prepaid expenses and other current assets.

Export sales are made to the Company's customers throughout Asia-Pacific and Europe. Revenue by customer geographic region were:

                                                    YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                    2000     1999     1998
                                                   -------  -------  --------
United States and Canada                           $60,853  $42,012  $27,216
Asia-Pacific                                         5,794    7,671    3,899
Europe                                               8,566    6,387    5,582
                                                   -------  -------  --------



  Total                                            $75,213  $56,070  $36,697
                                                   =======  =======  ========

Long-lived assets by geographic region were:

                                                              DECEMBER 31,
                                                           -----------------
                                                             2000     1999
                                                           -------- --------
United States                                             $14,713  $17,197
Asia-Pacific                                                  745      561
Europe                                                      1,734      795
                                                           -------- --------

  Total                                                   $17,192  $18,553
                                                           ======== ========



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

For the years ended December 31, 2000, 1999, and 1998, one customer accounted for 52 percent, 50 percent and 25 percent of net revenues, respectively. The Company is subject to credit risk through trade receivables, which is minimized due to the size and financial stability of the Company's customers. At December 31, 2000, trade receivables by geographic region were:

United States                                                     $   9,032
Asia-Pacific                                                          1,151
Europe                                                                1,673
                                                                  ----------
                                                                     11,856

Less allowance for doubtful accounts                                   (376)
                                                                  ----------
Trade receivables, net                                            $  11,480
                                                                  ==========

14.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

                                                                      QUARTER ENDED
                                                     ------------------------------------------------
                                                     MARCH 31    JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                     --------    -------   ------------   -----------

2000-AS PREVIOUSLY REPORTED
(FOR FIRST THREE QUARTERS):
----------------------------
Net revenues                                          $15,722    $17,356     $17,948      $17,714
Gross margin                                          $ 9,476    $10,480     $11,270      $10,811
Income (loss) before provision for income taxes
  and cumulative effect of accounting change          $ 2,481    $ 2,882     $ 3,181      $ 2,759
Income (loss) before cumulative effect of
  accounting change                                   $ 1,687    $ 1,960     $ 2,163      $ 1,875
Cumulative effect of accounting change                $   -      $  -        $  -         $  -
Net income (loss)                                     $ 1,687    $ 1,960     $ 2,163      $ 1,875
    Basic earnings per share:
     Income (loss) before cumulative effect of
      accounting change                               $  0.22    $  0.25     $  0.27      $  0.24
     Net income (loss)                                $  0.22    $  0.25     $  0.27      $  0.24
    Diluted earnings per share:
     Income (loss) before cumulative effect of
      accounting change                               $  0.20    $  0.23     $  0.25      $  0.22
     Net income (loss)                                $  0.20    $  0.23     $  0.25      $  0.22

2000-ADJUSTMENTS:
------------------------------------
Net revenues                                          $    21    $ 3,505     $ 2,665      $   282
Gross margin                                          $   192    $ 2,610     $ 1,585      $     8
Income (loss) before provision for income taxes
  and cumulative effect of accounting change          $   528    $ 2,513     $ 1,738      $  (450)
Income (loss) before cumulative effect of
  accounting change                                   $   299    $ 1,601     $ 1,083      $  (351)
Cumulative effect of accounting change                $(7,317)   $  -        $  -         $   -
Net income (loss)                                     $(7,018)   $ 1,601     $ 1,083      $  (351)
    Basic earnings per share:
     Income (loss) before cumulative effect of
      accounting change                               $  0.04    $  0.20     $  0.14      $ (0.05)
     Net income (loss)                                $ (0.91)   $  0.20     $  0.14      $ (0.05)
    Diluted earnings per share:
     Income (loss) before cumulative effect of
      accounting change                               $  0.03    $  0.19     $  0.13      $ (0.04)
     Net income (loss)                                $ (0.82)   $  0.19     $  0.13      $ (0.04)

14.   SELECTED QUARTERLY FINANCIAL DATA (Unaudited)


                                                                      QUARTER ENDED
                                                      ---------------------------------------------
                                                      MARCH 31   JUNE 30  SEPTEMBER 30  DECEMBER 31
                                                      --------   -------  ------------  -----------
2000-FINAL ADJUSTED
(TO REFLECT SAB 101):
----------------------
Net revenues                                          $ 15,743   $ 20,861   $ 20,613    $ 17,996
Gross margin                                          $  9,668   $ 13,090   $ 12,855    $ 10,819
Income (loss) before provision for income taxes
  and cumulative effect of accounting change          $  3,009   $  5,395   $  4,919    $  2,309
Income (loss) before cumulative effect of
  accounting change                                   $  1,986   $  3,561   $  3,246    $  1,524
Cumulative effect of accounting change                $ (7,317)  $   -      $   -       $   -
Net income (loss)                                     $ (5,331)  $  3,561   $  3,246    $  1,524
    Basic earnings per share:
     Income (loss) before cumulative effect of
      accounting change                               $   0.26   $   0.45   $   0.41    $   0.19
     Net income (loss)                                $  (0.69)  $   0.45   $   0.41    $   0.19
    Diluted earnings per share:
     Income (loss) before cumulative effect of
      accounting change                               $   0.23   $   0.42   $   0.38    $   0.18
     Net income (loss)                                $  (0.62)  $   0.42   $   0.38    $   0.18

1999
--------------
Net revenues                                          $ 11,222   $ 13,162   $ 14,895    $ 16,791
Gross margin                                          $  6,791   $  8,270   $  9,219    $ 10,594
Income (loss) before provision for income taxes       $    658   $  1,491   $  2,367    $  3,692
Net income (loss)                                     $    434   $  1,027   $  1,610    $  2,510
    Basic earnings per share:
     Net income (loss)                                $   0.06   $   0.14   $   0.21    $   0.33
    Diluted earnings per share:
     Net income (loss)                                $   0.06   $   0.13   $   0.20    $   0.31

                      INTEGRATED MEASUREMENT SYSTEMS, INC.

                      VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1998, 1999 and 2000
                                 (In Thousands)


                                                          ADJUSTMENTS
                                                            RECORDED
                                              BEGINNING    TO COST &                  ENDING
DESCRIPTION                                    BALANCE      EXPENSES    DEDUCTIONS   BALANCE
-----------                                    -------      --------    ----------   -------
Year Ended December 31, 1998
    Allowance fordoubtful accounts             $   577      $   --        $   (164)    $  413

Year Ended December 31, 1999
    Allowance for doubtful accounts            $   413      $   (50)      $   (106)    $  257

Year Ended December 31, 2000
    Allowance for doubtful accounts            $   257      $   166       $    (47)    $  376


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Integrated Measurement Systems, Inc.:

   We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Integrated Measurement Systems, Inc. included in the 2000 Form 10-K annual report and have issued our report thereon dated January 23, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Valuation and Qualifying accounts schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                       ARTHUR ANDERSEN LLP

Portland, Oregon
January 23, 2001