Form 10-Q
period 2001-03-31
INTEGRATED MEASUREMENT SYSTEMS INC /OR/
filed 2001-05-15
CIK 945441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-26274

INTEGRATED MEASUREMENT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0840631 (I.R.S. Employer Identification No.)

9525 S.W. Gemini Drive, Beaverton, OR (Address of principal executive offices)	97008 (zip code)

Registrant’s telephone number, including area code:	(503) 626-7117

NO CHANGE
Former name, former address, and former
fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No ☐

At April 30, 2001, there were 7,874,822 shares of Integrated Measurement Systems, Inc. common stock, $0.01 par value, outstanding.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

INTEGRATED MEASUREMENT SYSTEMS, INC.

PART I             FINANCIAL INFORMATION

Item 1. Financial Statements

Integrated Measurement Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Revenues
Systems	$13,621	$11,602
Software	2,340	1,728
Service	2,561	2,413
Net revenues	18,522	15,743

Cost of Revenues
Systems	5,498	4,689
Software	319	320
Service	1,132	1,066
Total cost of revenues	6,949	6,075

Gross margin	11,573	9,668

Operating Expenses
Research, development and engineering	2,527	2,245
Selling, general and administrative	6,557	4,699
Total operating expenses	9,084	6,944

Operating income	2,489	2,724

Interest income	524	308
Other expense, net	(165)	(23)

Income before provision for income taxes and cumulative effect of accounting change	2,848	3,009

Provision for income taxes	968	1,023

Income before cumulative effect of accounting change	1,880	1,986

Cumulative effect of accounting change	-	(7,317)

Net income (loss)	$1,880	$(5,331)

Basic earnings (loss) per share:
Income before cumulative effect of accounting change	$0.24	$0.26
Cumulative effect of accounting change	-	(0.95)
Net income (loss)	$0.24	$(0.69)
Diluted earnings (loss) per share:
Income before cumulative effect of accounting change	$0.22	$0.23
Cumulative effect of accounting change	-	(0.85)
Net income (loss)	$0.22	$(0.62)

Shares used for basic earnings per share	7,904	7,720

Shares used for diluted earnings per share	8,368	8,560

The accompanying notes are an integral part of these consolidated statements.

Integrated Measurement Systems, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	As of	As of
	March 31, 2001	December 31, 2000
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$9,536	$18,312
Short-term investments	27,422	23,215
Trade receivables, less allowance for doubtful accounts of $367 and $376	15,694	11,480
Inventories, net	11,955	10,984
Inventories at customer sites	1,647	2,937
Deferred income taxes	3,808	3,808
Income taxes receivable	-	1,247
Prepaid expenses and other current assets	4,063	4,425
Total current assets	74,125	76,408

Property, Plant and Equipment, net	10,446	10,121
Service Spare Parts, net	3,208	3,125
Software Development Costs, net	3,370	3,519
Other Assets, net	327	427
Total assets	$91,476	$93,600

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,225	$2,280
Payable to Cadence, net	213	92
Accrued compensation	2,872	2,076
Accrued warranty	1,249	1,290
Deferred systems revenue	5,815	10,603
Other deferred revenue	3,460	3,103
Other current liabilities	2,302	2,293
Income taxes payable	868	-
Capital lease obligations - current	174	213
Total current liabilities	19,178	21,950

Deferred Income Taxes	1,357	1,357
Deferred Compensation	1,640	1,772

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 7,859,597 and 7,935,320 shares issued and outstanding	78	79
Additional paid-in capital	45,014	45,871
Retained earnings	24,209	22,571
Total shareholders' equity	69,301	68,521
Total liabilities and shareholders' equity	$91,476	$93,600

The accompanying notes are an integral part of these consolidated statements.

Integrated Measurement Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$1,880	$(5,331)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Cumulative effect of accounting change	-	7,317
Depreciation and amortization	1,838	1,660
Deferred compensation	132	95
Provision for (benefit from) deferred income taxes	-	229
Income tax benefit from IMS and Cadence stock options	31	638
(Increase) decrease in assets:
Trade receivables, net	(4,214)	(5,158)
Receivable from/payable to Cadence, net	121	84
Inventories, net	(971)	346
Inventory at customer's site	1,290	(171)
Prepaid expenses and other current assets	230	(601)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	578	709
Deferred revenue	(4,431)	964
Income taxes payable/receivable	2,115	179
Net cash provided by (used in) operating activities	(1,401)	960

Cash flows from investing activities:
Sale of short-term investments	10,799	6,586
Purchases of short-term investments	(15,006)	-
Purchases of equipment and service spare parts	(1,595)	(666)
Software development costs capitalized	(402)	(385)
Net cash provided by (used in) investing activities	(6,204)	5,535

Cash flows from financing activities:
Principal payments under capital leases	(39)	(37)
Repurchase of common stock	(1,082)	-
Proceeds from employee stock plans	73	1,669
Other	(123)	(79)
Net cash provided by (used in) financing activities	(1,171)	1,553

Net increase (decrease) in cash and cash equivalents	(8,776)	8,048
Beginning cash and cash equivalents balance	18,312	7,507
Ending cash and cash equivalents balance	$9,536	$15,555

Other supplemental cash flow disclosures:
Income taxes refunded (paid)	$1,191	$(106)
Interest paid	$-	$(8)

The accompanying notes are an integral part of these consolidated statements.

Integrated Measurement Systems, Inc.
Notes to the Consolidated Financial Statements
(In thousands, except share data)
(Unaudited)

(1)        Basis of Presentation

The interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the management of the Company believes that the disclosures are adequate to make the information presented not misleading.  Interim financial statements are by necessity somewhat tentative; judgments are used to estimate interim amounts for items that are normally determinable only on an annual basis. The financial information as of December 31, 2000 is derived from the Company’s audited financial statements.

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

	March 31, 2001	December 31, 2000
Raw materials	$5,249	$6,183
Work-in-progress	4,504	2,576
Finished goods	2,202	2,225
Inventory at customers sites	1,647	2,937
	$13,602	$13,921

(3)        Earnings per Share

Earnings per share amounts presented in the accompanying Statements of Income have been calculated in accordance with Statement of Accounting Standards No. 128, “Earnings per Share.”  The following options to purchase common stock were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and the effect would have been anti-dilutive.

	2001	2000
Three months ended March 31,	716,623	29,750

(4)        Segment Disclosures

Disclosures about the Company’s business segments, as required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” are as follows:

             For the three months ended March 31, 2001

	Test Systems	Virtual Test	Consolidated
Segment net revenue	$16,970	$1,552	$18,522
Segment operating income (loss)	$2,505	$(16)	$2,489

             For the three months ended March 31, 2000

	Test Systems	Virtual Test	Consolidated
Segment net revenue	$14,799	$944	$15,743
Segment operating income (loss)	$3,080	$(356)	$2,724

(5)        Revenue Recognition

Revenues are derived from sales of systems, licenses of stand alone software, and sales of maintenance and other services.

Effective January 1, 2000, the Company changed its method of accounting for systems revenues based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.”  Where our customers require final acceptance tests to be performed at their site, and withhold a portion of the purchase price until the final acceptance tests have been passed, systems revenues are generally recognized upon final customer acceptance.  In those instances where we are delivering multiple systems to a single customer for similar applications with identical acceptance criteria, revenues for systems after initial deliveries are recognized upon shipment.  For all other systems sales, revenues are recognized as the product ships and title passes, and when no significant obligations remain.  Billings in advance of revenue recognition are recorded as deferred revenues and the related costs are recorded as inventory at customer sites and as deferred commissions.  Warranty and any remaining installation costs are accrued upon recognition of the systems revenue.  Prior to 2000, systems revenues were generally recognized as product shipped (title passed) and no significant obligations remained.

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

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the Notes thereto included elsewhere in this Quarterly Report, as well as the Company’s Financial Statements and the Notes thereto, and the Management Discussion and Analysis presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.   This Quarterly Report, including the following discussion and analysis of financial condition and results of operations, contains certain statements, trend analysis and other information that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, which may involve risks and uncertainties.  Such forward looking statements include, but are not limited to, statements including the words "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions.  The Company's actual results could differ materially from those discussed herein due to numerous factors including, but not limited to, those discussed in the following discussion and analysis of results of operations and   financial condition,  as well as those discussed elsewhere herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

We were founded in 1983 to design and develop integrated circuit validation systems to test and measure complex electronic devices at the prototype stage.  We were acquired by Valid Logic Systems, Incorporated (Valid Logic) in 1989 and then by Cadence Design Systems (Cadence) in 1991 as a result of the merger of Valid Logic into Cadence.  We were operated as a separate subsidiary of Cadence.  In July 1995, we completed our initial public offering of common stock and in February 1997, completed a secondary public offering of our common stock.  Cadence sold shares in each of those offerings, and as of March 31, 2001, continues to own approximately 32% of our common stock.

Our net revenue is comprised of validation systems revenue, software revenue, including validation systems software and our virtual test software, and service revenue, which consists primarily of revenue derived from maintenance contracts.  Beginning in 2000, revenue from validation systems where a portion of the purchase price is tied to final customer acceptance is recognized upon acceptance.  In those instances where we are delivering multiple systems to a single customer for similar applications with identical acceptance criteria, revenues for systems after initial deliveries are recognized upon shipment.  For all other validation systems sales, revenue is generally recognized as the product ships and when no significant obligations remain.  Prior to 2000, revenue from validation systems sales has been recognized as the product ships and when no significant obligations remain.  Contract service and support revenues billed in advance are recorded as deferred revenue and recognized ratably over the contractual period as the services and support are performed.  Revenue from other services, such as consulting and training, is recognized as the related services are performed or when specified milestones are achieved.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.”  SAB 101 provides guidance for public companies on the recognition, presentation and disclosure of revenue in their financial statements.  In the fourth quarter of 2000, we implemented SAB 101, effective January 1, 2000, by changing the timing of revenue recognition for system sales from the historical industry practice of when product is shipped (title passes) to when a customer has accepted a shipped product.  This change in our revenue recognition policy has been accounted for as a change in accounting principle effective January 1, 2000.  We recorded an after-tax non-operating charge against net income of $7.3 million, in the first quarter of 2000, reflecting the deferral of revenue net of related expenses for shipments of our products previously reported as revenue prior to January 1, 2000 that had not been accepted by customers as of December 31, 1999. We have also restated the previously reported quarters during the year 2000 to conform revenue recognition and related expense recognition to the requirements of SAB 101.

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

RESULTS OF OPERATIONS

Net Revenue

Net revenue increased 18% to $18.5 million for the three months ended March 31, 2001 from $15.7 million for the first quarter of 2000.  Revenue in North America amounted to 56% of net revenue and international revenue amounted to 44% of net revenue in the first quarter of 2001 compared to 82% and 18%, respectively, during the same period in 2000.  Revenue from Intel accounted for 31% of net revenue, down from 50% during the same quarter last year. Revenue from ST Microelectronics accounted for 12% of net revenue during the quarter ended March 31, 2001, up from 7% of net revenue for the same quarter last year.  No other customer accounted for more than 10% of net revenue during the quarters ended March 31, 2001 and 2000.

Systems revenue increased $2.0 million, or 17%, to $13.6 million for the quarter ended March 31, 2001 from $11.6 million for the quarter ended March 31, 2000. Orion Memory validation systems revenue accounted for the majority of the increase in systems revenue. Additionally, improved customer acceptance processes contributed to the quarter’s system revenue results overall.

Software revenue increased 35% to $2.3 million for the quarter ended March 31, 2001 from $1.7 million for the quarter ended March 31, 2000.  Higher sales of Virtual Test software accounted for the increase.

Service revenue increased 6% to $2.6 million for the quarter ended March 31, 2001 as compared to $2.4 million for the quarter ended March 31, 2000. This increase is partially attributable to increased Virtual Test maintenance revenue as the installed base for that product grows and partially to older generation products remaining under maintenance contracts longer than planned.

Gross Margin

Gross margin was $11.6 million, or 62.5% of net revenue, in the first quarter of 2001 and $9.7 million, or 61.4% of net revenue, for the same period of 2000.  As a percentage of net revenue, the increase in gross margin is primarily attributable to the increase in both higher-margin Orion memory systems acceptances and Virtual Test software licenses, each representing a larger proportion of total net revenue.

Operating Expenses

Research, development and engineering (R&D) expenses consist of employee costs, costs of materials consumed, depreciation of equipment and engineering related costs net of capitalized software development costs. Net R&D expenses increased to $2.5 million for the three months ended March 31, 2001 from $2.2 million in the first quarter of 2000. As a percentage of net revenue, net R&D expenses remained flat at 14% for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. The increase in the dollar amount of net R&D expenses reflects our continued investment in the development of the Orion memory validation.  Capitalized software development costs for the quarter ended March 31, 2001 remained flat at $0.4 million as compared to the same quarter last year. The amount of amortization of capitalized software development costs (included in Cost of Revenue) for the quarter ended March 31, 2001 increased to $0.5 million from $0.4 million for the same period last year.

Selling, general and administrative (SG&A) expenses of $6.6 million for the first quarter of 2001 increased 40% from $4.7 million for the same period in 2000.  As a percentage of net revenue, SG&A expenses in the three months ended March 31, 2001 were 35% an increase from 30% for the three months ended March 31, 2000.  The increase in the dollar amount of SG&A expenses reflects normal annual salary increases implemented in April 2000, increased sales commissions on higher sales volumes, investments in sales and marketing infrastructure and increased distributor commissions on stronger European revenue.

Other Income and Expense, net

Interest income increased to $0.5 million in the three months ended March 31, 2001 from $0.3 million for the comparable period in 2000.  This increase was primarily due to higher average cash and investments balances.  Other expense, net, increased to $0.2 million in the three months ended March 31, 2001 from $23,000 in the quarter ended March 31, 2000.  The increase was primarily due to foreign exchange losses resulting from a sharp weakening of the Japanese Yen in March of 2001.

Income Taxes

Our effective tax rate was 34% for the three month periods ended March 31, 2001 and 2000, respectively. Our income tax position includes the effects of available tax benefits in certain countries where we do business, benefits for available net operating loss carryforwards, and tax expense for subsidiaries with pre-tax income.  While management currently anticipates our effective tax rate to be approximately 34% for the year 2001, this rate is sensitive to the geographic and product mix of our net revenue, and therefore could be higher or lower in the future depending upon the amount and source of actual net revenue realized.

Net Income

As a result of the various factors discussed above, net income for the first three months of 2001 increased to $1.9 million or $0.22 per diluted share compared to a net loss of $5.3 million or $0.62 per diluted share for the corresponding period in 2000.  The increase was primarily attributable to the cumulative effect of accounting change recorded effective January 1, 2000 as a result of the implementation of SAB 101, discussed above.  Income before the cumulative effect of accounting change decreased by $0.1 million or $0.01 per diluted share for the three months ended March 31, 2001, from $2.0 million or $0.23 per diluted share for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of approximately $37.0 million.  Cash, cash equivalents and short-term investments decreased by $4.6 million from December 31, 2000. Since 1988, we have relied on cash generated from operations and cash raised through public stock offerings as our principal source of liquidity.

Operating Activities

Cash used in operating activities of $1.4 million decreased by $2.4 million for the three-month period ended March 31, 2001, from cash generated from operating activities of $1.0 million for the same period last year.  This decrease in operating cash flows was primarily attributable to an increase in net working capital.

Trade receivables increased to $15.7 million at March 31, 2001 from $11.5 million at December 31, 2000, partially due to annual maintenance billings, which ordinarily occur in the first calendar quarter, and partially due to a larger portion of the quarter’s shipments occurring in March.  Days outstanding increased to 76 days as compared to 59 for the quarter ended December 31, 2000.  Inventories increased to $12.0 million at March 31, 2001 from $11.0 million at December 31, 2000, as a result of lower than expected shipments during the quarter due to a capital spending slowdown in the semiconductor industry.  Inventory at customer sites decreased from December 31, 2000 by $1.3 million to $1.6 million at March 31, 2001.  Deferred systems revenue decreased $4.8 million to $5.8 million at March 31, 2001 as compared to $10.6 million at December 31, 2000.  Both the decrease in inventory at customer sites and the decrease in deferred systems revenue are due to customer acceptances exceeding customer shipments of systems during the first quarter of 2001.

Investing Activities

Investing activities used net cash of $6.2 million for the three months ended March 31, 2001 and provided net cash of $5.5 million for the same period last year. For the three months ended March 31, 2001, we increased our short-term cash investments by $4.2 million, invested $1.6 million in capital expenditures and service spare parts and spent $0.4 million on software development costs.

Financing Activities

Financing activities used net cash of $1.2 million for the three months ended March 31, 2001 compared to providing net cash of $1.6 million for the same period in 2000. This decrease resulted from cash used to repurchase common stock in the amount of $1.1 million, and a reduction in the proceeds generated from the issuance of stock under our employee stock option and purchase plans.  The Employee Stock Purchase Plan (ESPP) was amended during the first quarter of 2000 to extend the offering period from six months to twenty-four months.  Therefore, no stock was issued under the ESPP during the first quarter of 2001.  The next scheduled issuance date is February 1, 2002.

We realized reductions in current income tax liabilities of $31,000 and $0.6 million in the three months ended March 31, 2001 and 2000, respectively, resulting from the benefit of tax deductions of employee gains upon exercise of our employee stock options.  The compensation for tax purposes associated with stock option exercises are typically not treated as expense for financial reporting purposes. The timing and magnitude of such decrease in tax benefits, if realized, is uncertain as the number of employee stock options which are exercised, and the amount of gains realized upon exercise, will be determined by, among other factors, fluctuations in the market values of our common stock.

We believe that cash on hand, short-term investments, and cash generated from operations will be sufficient to meet our working capital and other cash requirements for at least the next twelve months.  Management is continually evaluating opportunities to develop and introduce new products, and to acquire complementary businesses or technologies.  Any transactions resulting from such opportunities, if consummated, may necessitate funding from other sources. There can be no assurance that such funding will be available or that, if available, such funding will be obtainable on terms favorable to the company.

Business Outlook

The following statements are based on current expectations.  These statements are forward-looking, and actual results may differ materially.

•            Revenues – we expect revenues for the remainder of 2001 to be:

Q2 – between $14.0 million and $16.0 million

Q3 – between $14.0 million and $18.0 million

Q4 – between $18.0 million and $22.0 million

The timing of customer acceptances, which are not entirely within our control, can have a significant impact on revenues.  Other factors which impact the predictability of revenues include a disproportionate number of orders and shipments occur towards the end of a quarter, a single customer often accounts for a significant amount of revenue in a quarter, and one order can account for a significant portion of the quarter’s revenue.

•            Gross Margin Percentage – we expect gross margin percentages for the remainder of 2001 to be:

Q2 – between 62% and 63%

Q3 – between 63% and 64%

Q4 – between 63% and 65%

Variances in volume, product mix and product pricing may impact the gross margin percentage in any quarter.

•            Operating Profit Percentage – we expect operating profit percentages for 2001 to be:

Q2 – between 2% and 9%

Q3 – between -2% and 10%

Q4 – between 10% and 16%

In addition to the factors mentioned above for gross margin percentage, spending levels could impact the operating margin percentage in any quarter.

•            Other income – we expect other income, which consists primarily of interest on cash and investments and foreign exchange gains and losses, to be approximately $450,000 per quarter.  Sudden changes in cash and investment balances, interest rates and foreign exchange rates could impact other income in any quarter.

•            Effective Tax Rate – we continue to expect the effective tax rate for 2001 to be 34%.  Failure to meet planned operating results in Europe and in Japan could have a negative impact on the effective tax rate.

•            Weighted Average Shares Outstanding – We expect weighted average shares outstanding for the remainder of 2001 to be approximately 8.4 million shares.

•            Depreciation and Amortization – we expect depreciation and amortization for 2001 to be approximately $1.9 million per quarter.

•            Capital Expenditures – we expect capital expenditures for the remainder of 2001 to be approximately $1.2 million per quarter.

Except for the historical information herein, the statements contained in this Form 10-Q, and particularly in the Business Outlook, are forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 which are based on current expectations, estimates and projections about the Company’s business, management’s beliefs, and assumptions made by management.  These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including those described above and the following: the cyclical nature of the semiconductor industry, changes in demand for the Company’s products, product mix, the timing of customer orders and deliveries, the timing of customer acceptances, high concentration of revenue from a single customer, a disproportionate amount of orders booked toward the end of any quarter, a disproportionate amount of shipments occurring toward the end of a quarter, the impact of competitive products and pricing, constraints on supplies of critical components, excess or shortage of production capacity, actual purchases under agreements, difficulties encountered in the integration of acquired businesses and other risks discussed from time to time in the Company’s Securities and Exchange Commission fillings and reports, including the Company's annual report on Form 10-K for the year ended December 31, 2000.  In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.  Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this release.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio.  We mitigate our risk by diversifying investments among high credit quality securities in accordance with our investment policy. As of March 31, 2001, our investment portfolio includes marketable debt securities of $32.5 million. These securities are subject to interest rate risk, and will decline in value if the interest rates increase. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would not have a material effect on our financial condition or the results of operations.

Foreign Currency Exchange Rate Risk

The Euro is the functional currency of our subsidiaries in France and Germany.  The Swiss Franc is the functional currency of our subsidiary in Switzerland and the Yen is the functional currency of our subsidiary in Japan. We maintain cash balances denominated in currencies other than the U.S. Dollar in order to meet minimum operating requirements of our foreign subsidiaries.

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

PART II         OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibits  (exhibit reference numbers refer to Item 601 of Regulation S-K)

             None.

(b)        Reports on Form 8-K:

             No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2001.

INTEGRATED MEASUREMENT SYSTEMS, INC.
(Registrant)

/s/ Fred Hall

Fred Hall
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)